Form 10KSB
period 1995-12-31
UTAH RESOURCES INTERNATIONAL INC
filed 1997-01-08
CIK 353793

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ANNUAL REPORT

         PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 [FEE REQUIRED]

                            For the Fiscal Year Ended
                                DECEMBER 31, 1995

                          Commission file number
                                                 ------

                       UTAH RESOURCES INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

               UTAH                          87-0273519
               ----                          ----------
     (State of Incorporation)      (I.R.S. Employer Identification No.)

                          297 W. Hilton Drive, Suite #4
                             St. George, Utah 84770
                             ----------------------
           (Address of principal executive offices including zip code)

                   Issuer's telephone number:  (801) 628-8080
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                                  Common Stock
                            Par Value $.10 Per Share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  (1)     Yes      No X
             ---     ---
  (2)     Yes X     No
             ---     ---
     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendments of this Form 10-KSB.  [  ]

    Issuer's revenues for its most recent 1995 Fiscal Year is $787,369 (excluding any revenues from Midwest which have been classified as discontinued operations).

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, based on the last sales transaction which occurred December 9, 1996 at approximately $.875 per share is $795,430.13.

    The number of shares of Common Stock, $.10 par value, outstanding on October 8, 1996 was 2,522,808 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part of Form 10-KSB                                Document
     -------------------                                --------

     Part I                                          None
     Part II                                         None
     Part III
         Item 13 - Exhibits and Reports on           Exhibits as specified
                   Form 8-K                          in Item 13 of this Report

                                     PART I

     ITEM 1.   DESCRIPTION OF BUSINESS.

     (a)  BUSINESS DEVELOPMENT.

FORM AND YEAR OF ORGANIZATION

     Utah Resources International, Inc. ("URI" or the "Company") is a Utah corporation, organized in 1966 as Utah Industrial, Inc. It was renamed Utah Resources International, Inc. in 1969. The Company's executive offices are located at 297 W. Hilton Drive, Suite #4, St. George, Utah 84770.

STOCK PURCHASE AGREEMENT - JULY 3, 1996

     Subsequent to the period covered by this report, on April 5, 1996, Inter-Mountain Capital Corporation, a Delaware corporation wholly owned by John Fife ("IMCC"), entered into a Letter of Intent with the Company (the "Letter of Intent"), whereby IMCC agreed, if certain conditions were met, to purchase a 51% interest in the Company at a purchase price of $3.35 per share. One of the conditions for consummating the transaction contemplated by the Letter of Intent was the spinoff of Midwest Railroad Construction and Maintenance Corporation ("Midwest"). Pursuant to the Letter of Intent, IMCC agreed to pay 10% of the purchase price at closing with the remaining 90% owing to be evidenced by a promissory note. The Letter of Intent also provided that the Company grant IMCC a ten year option to purchase an additional 150,000 or more shares of URI's stock, so that IMCC, at all times would have the right to own a 51% interest in the Company. The Letter of Intent also provided that subsequent to the closing and subject to financing and other conditions, the Company would cause either a: (i) 12,500 to 1 share reverse split of the Company's stock, at $3.35 per share, with fractional shareholders given the option to round-up and maintain their shareholder status; or (ii) tender offer for its shares at $3.35 per share subject to certain payment options. If the transactions contemplated by the Letter of Intent were consummated it was the intent of IMCC to delist the common stock of the Company from any national securities exchange. In order to obtain a copy of the Letter of Intent and for a more detailed description of the terms of the Letter of Intent, see Schedule 13D-A, filed by IMCC on September 9, 1996 and Schedule 13D, filed by IMCC on April 16, 1996. The Company entered into the Letter of Intent over the objections of Mark Jones and Jenny Morgan, being two directors of the Company.

     On May 17, 1996, a shareholders derivative suit captioned as MARK TECHNOLOGIES CORP., ET AL. V. UTAH RESOURCES INTERNATIONAL, INC. ET AL., was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action"). Mark G. Jones, a director of the Company, is the controlling shareholder of Mark Technologies Corporation. The Second State Action, included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent. Furthermore, plaintiff wished to have the sale of the 51% interest to IMCC voted on by the shareholders of the Company.

     On or about June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John
H. Morgan, Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd, and E. Jay Sheen (the "Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993

Settlement Agreement. A copy of the Morgan Settlement Agreement is attached as Exhibit 10.37. The "1993 Settlement Agreement" was the result of the settlement of a shareholders' derivative action captioned as ERNEST MUTH, ET AL. V. JOHN H. MORGAN, JR. ET AL., which was filed as Civil Number C-87-1632 in the Third Judicial District Court of Salt Lake County, Utah (the "First State Action"), where plaintiffs therein alleged, among other things, that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement in the First State Action was entered on April 6, 1993 (the "1993 Settlement Agreement"). On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John H. Morgan and Daisy R. Morgan, directors of the Company, to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement entered by Judge Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr., Daisy R. Morgan, and Mark G. Jones and others (the "Order to Show Cause"). The second settlement agreement was by and among the Company,
R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement), whereby the parties agreed, among other things, to dismiss the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement and to settle certain other litigation. A copy of the 1996 Settlement Agreement is attached as
Exhibit 10.38. For a more detailed description of the Company's legal proceedings, see "Item 3. Legal Proceedings," and copies of the Morgan Settlement Agreement and the 1996 Settlement Agreement which are attached hereto as Exhibits 10.37 and 10.38 respectively. In addition, the 1996 Settlement Agreement amended certain provisions of the Letter of Intent including, the elimination of the option that IMCC would cause the Company to initiate a tender offer for its shares and the reduction in the reverse split from 12,500 shares to 1 to 1,000 shares to 1, and an increase in the IMCC payment at closing from 10% to 15% of the purchase price. On or about August 9, 1996, a Motion to Intervene was filed by shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan (together the "Objectors"). On August 23, 1996, the court denied the Objectors petition. The 1996 Settlement Agreement and the Morgan Settlement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department of Utah, on or about August 23, 1996. The First Federal Action and the Second State Action were dismissed with prejudice on August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

     On July 3, 1996, pursuant to the Letter of Intent and the 1996
Settlement Agreement, the Company and IMCC entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby the Company issued and sold 1,275,912 shares (the "Purchased Shares") of its common, $.10 par value per share stock (the "Common Stock") to IMCC, so that IMCC owned a 50.5% interest in the Company. IMCC acquired the Purchased Shares at a price equal to $3.35 per share for an aggregate purchase price of $4,274,305.20 (the "Purchase Price"), of which $641,145.78 was paid in cash by IMCC to the Company at the closing. The remaining portion of the purchase price of $3,633,159.42 was evidenced by IMCC's promissory note (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid $197,872.52 to the Company, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the Purchased Shares as evidenced by a stock pledge agreement, dated as of July 3, 1996, by and between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note from time to time. For a more detailed description of the Stock Purchase Agreement, see Form 8-K filed by the Company on July 18, 1996, and to review a copy of the Stock Purchase
Agreement, see Schedule 13D-A filed by IMCC on September 9, 1996.

     As required by the Stock Purchase Agreement, E. Jay Sheen and R. Dee Erickson, submitted their resignations as directors of the Company, effective July 13, 1996. As further required by the Stock Purchase Agreement, John Fife was appointed a director of the Company. David Fife, the brother of John Fife was also appointed a director of the Company. John Fife and David Fife were appointed as directors of the Company as part of the Muth Group pursuant to the 1993 Settlement Agreement, effective July 13, 1996. As required by the Stock Purchase Agreement, John Fife was elected President and Chief Executive Officer of the Company in July, 1996 pursuant to a 3-2 vote of the Board. John Fife also serves as Chairman of the Board of the Company pursuant to a 3-2 vote of the Board.

     The Stock Purchase Agreement contemplated that subject to applicable state and federal securities and state corporate law, the Company would cause a 1,000 to 1 share reverse split of the Company's stock to the shareholders of record at $3.35 per share, with fractional shareholders given the option to either purchase additional fractional shares to round up to one whole share following the reverse split or sell their fractional shares for cash to the Company. IMCC was granted a ten year option to purchase 150,000 or more additional shares of stock at a purchase price equal to $3.35 per share and on the same terms and conditions as those provided under the Stock Purchase Agreement, so that after the reverse split IMCC may maintain its 50.5% majority interest in the Company. Subsequent to the reverse split and subject to applicable state and federal securities and state corporate law, any Company shares redeemed by the Company pursuant to the reverse split (the "Returned Shares") may be acquired by the remaining shareholders, other than IMCC or its affiliates, in increments of 1,000 shares (the "Returned Share Option"), at a purchase price equal to the pre-reverse-split price of $3.35 per share (the "Returned Share Purchase Price"). Only those shares for which the Company has received a fully and properly executed letter of transmittal, accompanied by the required documents, will qualify as Returned Shares for the purposes of this Returned Share Option. Such Common Stock shall be purchased in blocks of 1,000 shares of Common Stock such that each purchase of a 1,000 share block of Common Stock shall be converted into one (1) share of common $10.00 par value per share stock of the Company (the "New Stock").
In the event the Returned Share Option is over-subscribed, then each of the exercising shareholders may purchase the Returned Shares on a pro-rata basis
(as determined by the number of shares held by each of the exercising shareholders as of the record date less those shares held by IMCC), but in no event in less than 1,000 share blocks. In the event of such over-subscription, each qualified shareholder could elect to purchase that percentage of Returned Shares equal to X/(Y-Z) where "X" equals the number of New Stock shares owned by the qualified shareholder wishing to purchase the Returned Shares, "Y" equals the total number of issued shares of New Stock, and "Z" equals the number of issued shares of New Stock owned by IMCC. Twenty-five percent (25%) of the Returned Share Purchase Price shall be payable in cash upon exercise, with the remaining balance of $2.51 per share being evidenced by a note (the "Returned Share Note"), payable in three (3) years. Subject to applicable Internal Revenue Service rules, the Returned
Share Note shall bear simple interest at the short term applicable federal rate as stated in June, 1996, which interest shall be payable annually in arrears. Payment of the Returned Share Note will be secured by a pledge of the Returned Shares purchased, as converted into share(s) of New Stock, pursuant to a stock pledge agreement to be provided by the Company.
Exercising shareholders purchasing Returned Shares shall be required to apply any dividends, distributions or other payments made to the shareholder of the Company on the Returned Shares/New Stock to payment of the unpaid balance of the Returned Share Note. Returned Shares, as converted into New Stock, purchased by an exercising shareholder shall be fully votable in accordance with the terms of the Company's organizational documents and other agreements binding the Company for so long as the exercising shareholder is not in default under the pledge agreement or the Returned Share Note.

     As a result of the reverse split, the Company is expected to become a non-reporting company. A company with assets of over $5 million becomes a "reporting company" when its shareholders number 500 or more. To thereafter be allowed to become a "non-reporting company" and cease reporting to the Securities and Exchange Commission, the number of shareholders must decline to less than 300. Of the approximately 558 shareholders, approximately 479 shareholders of record own fewer than 1,000 shares, leaving approximately 79 shareholders post reverse-split if none of these shareholders exercise their option to round up.

     In addition to the contractual requirement that a reverse stock split occur, as provided for in the Stock Purchase Agreement, the Company's senior management and its Board of Directors have assessed the advantages and disadvantages of the Company's status as a "reporting company" under the Exchange Act. First, such reporting is very costly. Furthermore, a majority of the Board of Directors does not believe that being a "reporting company" has given the Company any significant advantage the Company would not otherwise have had as a "non-SEC reporting company." The Company's registration with the SEC has not improved flexibility for current or future financing of corporate expansion through the building of a broader equity base, nor has it made the valuation of shares of the Common Stock significantly easier (since no active market exists for the sale of stock which is reflective of the Company's operations and earnings potential). Finally, such registration has not resulted in the development of an active public market for the Common Stock and thus has not provided substantially increased liquidity for shareholders who desire to sell their Common Stock. For a more detailed description of the history of the Stock Purchase Agreement see "ITEM 3 LEGAL PROCEEDINGS," Schedule 13D/A filed September 9, 1996, Form 8-K filed July 19, 1996, and Schedule 13D filed
April 16, 1996.

SHARE EXCHANGE AGREEMENT

     On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock following the transaction, in return for receipt of all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange and Share Exchange Agreement, dated February 16, 1995 by and among the Company, Midwest, Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"). The Share Exchange Agreement was approved by a 3-2 vote of the Board. Directors, John H.
Morgan Jr. and Daisy R. Morgan voted against the Share Exchange Agreement. All of the common stock of Midwest was owned by RD Wolff and JJ Wolff. The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the

"Code"). Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to: (i) indemnify Midwest and the Wolffs from any liability to the Company's shareholders, its officers or directors, whether brought directly by the person or in a derivative capacity arising from Midwest's or the Wolffs' negotiation, execution, or consummation of the Share Exchange Agreement; (ii) execute a three year employment agreement between RD Wolff and the Company, whereby RD Wolff would act as the President of Midwest; (iii) apply for a listing of its stock on the NASDAQ; and (iv) lend Midwest, in the form of a line of credit, a sum not to exceed $250,000, with the first draw available after February 15, 1995, evidenced by a promissory note in standard form, bearing an interest rate of 1% over the posted prime lending rate at First Security Bank of Utah, N.A., as of February 15, 1995, and adjusted each three months thereafter. Prior to the closing of the Share Exchange Agreement, Midwest borrowed a total of $100,000 against the line of credit. Pursuant to the terms and conditions of the Share Exchange Agreement, the line of credit from the Company became subordinate to Midwest's existing credit line of $350,000. The line of credit was secured by the assets and equipment of Midwest. The Company entered into an employment agreement with RD Wolff, dated as of June 13, 1995 (the "Wolff Employment Agreement"), and an operating agreement between Midwest and RD Wolff, dated as of June 13, 1995 (the "Operating Agreement"). Pursuant to the Wolff Employment Agreement,RD Wolff was to serve as CEO of the Company and Midwest, and RD Wolff was to receive $125,000 per year in compensation during the term of the Wolff Employment Agreement. Furthermore, during the first five quarters of the Wolff Employment Agreement, beginning July 1, 1995, RD Wolff was to receive $25,000 in additional compensation per quarter. In addition to his base salary, RD Wolff was to receive an annual bonus computed on the after tax net earnings of Midwest, as follows: (a) 5% of the first $200,000 in net earnings of Midwest; (b) 7% of the next $200,000; and (c) 10% of all amounts over the first $400,000 in net earnings of Midwest. RD Wolff was also entitled to participate in the Company's health and benefit plans. Pursuant to the terms of the Operating Agreement and for services performed in connection with the consummation of the Share Exchange Agreement, the Company paid to each of R. Dee Erickson and E. Jay Sheen, both of whom were directors of the Company at the time of the execution of the Share Exchange Agreement, as compensation, 38,000 shares each of the Company's Common Stock and $104,000 in cash. For a more detailed description of the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement and for copies of the above listed agreements see Form 8-K filed on behalf of the Company on July 20, 1995.

     On July 18, 1995, Anne Morgan and Victoria Morgan, at the time shareholders of the Company and the adult daughters of John H. Morgan, Jr. ("JH Morgan") and Daisy R. Morgan ("DR Morgan"), both former directors and shareholders of the Company, filed a shareholders derivative action against
R. Dee Erickson ("Erickson"), E. Jay Sheen ("Sheen"), Lyle D. Hurd ("Hurd") (Messrs. Erickson, Sheen and Hurd were three of the five directors of the Company at the time the suit was filed, with JH Morgan and DR Morgan being the remaining two directors), the Company, Midwest, RD Wolff and JJ Wolff, in the United States District Court for the Central District of Utah, Case Number 2:95CV 661J, captioned as ANNE MORGAN ET AL. V. R. DEE ERICKSON, ET AL. (the "First Federal Action"). The complainants alleged, among other things that the defendants had violated proxy solicitation rules, violated disclosure rules under the Exchange Act of 1934, breached their fiduciary duties to the Company's shareholders, breached professional duties, committed fraud, wasted and looted the Company's assets, converted Company property, engaged in self-dealing, mismanaged the Company and breached their duty of loyalty. The complaint sought, among other things, the rescission of the Share Exchange Agreement.

     The terms of the Letter of Intent between IMCC and the Company required that the Company rescind the Share Exchange Agreement. For the foregoing reason, Midwest and the Company entered into a Splitoff Agreement, dated as of April 25, 1996 (the "Splitoff Agreement"), whereby the Share Exchange Agreement was rescinded. A copy of the Splitoff Agreement is attached hereto as Exhibit 10.36. Pursuant to the terms of the Splitoff Agreement, URI transferred all of the outstanding shares of Midwest stock held by the Company to the Wolffs in exchange for the 590,000 shares of URI stock then held by the Wolffs which transfer was accomplished tax free in accordance with Section 355 of the Code. Furthermore, the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement were cancelled. RD Wolff ceased to be the President of URI. Midwest received a net intercompany transfer of approximately $316,974.17 through March 31, 1996, which Midwest retained. Furthermore, the parties to the Splitoff Agreement agreed that in the event intercompany transfers for the period from July 1, 1995 through March 31, 1996 were: (i) less than $316,974.17, then URI would pay Midwest the difference; or (ii) more than $316,974.17, then Midwest would pay URI the difference.

     Pursuant to the Splitoff Agreement, URI agreed to indemnify Midwest and the Wolffs and their respective agents, employees, attorneys, officers, directors and assigns from any and all claims, causes of action, liabilities, damages, costs, expenses and attorneys' fees arising from or relating in any way to URI or the Share Exchange Agreement. This indemnification provision would not apply to acts of fraud, gross negligence or willful misconduct by RD Wolff. The Wolffs and Midwest agreed to indemnify URI and its respective agents, employees, attorneys, officers, directors, successors and assigns from any and all claims, causes of action, liabilities and damages arising from or relating in any way to the Splitoff Agreement, which indemnification obligation is limited to $312,000. Within 30 days from the date of execution of the Splitoff Agreement, the Company's accountants are to calculate the federal, state and local income taxes attributable to Midwest's business operations (excluding any impact of salary payable or paid to RD Wolff or any intercompany charges to the Company for rent, overhead and administrative expenses) for the period commencing June 1, 1995 and terminating on December 31, 1995. Such taxes are to be determined on the basis as if the Company and Midwest were not filing a consolidated tax return for the same period or part thereof (whether or not a consolidated return is filed). The amount of such taxes is to be considered an intercompany receivable between the Company and Midwest. Midwest agreed to pay such tax amount to the Company in 12 installments. Simultaneous with the execution of the Splitoff Agreement, Midwest paid the Company the sum of $10,000 as an initial tax payment. The balance due the Company is to be paid in 11 additional equal monthly installments, each such installment due on the first day of each month until all 11 installments have been paid in full. The first of the 11 monthly installments is due and payable on the first day of the month following the determination of the taxes owed by Midwest to the Company. The taxes to be paid have not yet been determined.

     (b)  BUSINESS OF COMPANY.

     URI is a real property development corporation. The Company directly owns approximately 394 acres of undeveloped land in St. George, Utah, 353 acres of which are developable on which it conducts its real property development business, primarily through its wholly-owned subsidiary, Tonaquint, Inc. ("Tonaquint"). Most of the land is near the Southgate golf course. URI also has interests in partnerships that own and are developing other real property in St. George. The Company receives revenues from its ownership of overriding royalty interests in producing oil and gas leases in Utah and Wyoming, dating from the Company's historic business of acquiring and selling oil, gas and mineral leases.

     The Company's undeveloped real property is adjacent to Interstate
Highway 15, a major traffic route from Salt Lake City to Las Vegas and Southern California. URI's real estate development activities in recent years have concentrated on subdividing and selling improved lots for residential construction, as the financial condition of the Company and the St. George, Utah real estate market have permitted. The Company's lands include premium priced hillside view lots, as well as lower-priced lots. In addition, the Company pursues commercial real estate development of some of its undeveloped real property.

     On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock, for all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange and Share Exchange Agreement, dated February 16, 1995 by and among the Company, Midwest, Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"). All of the common stock of Midwest was owned by RD Wolff and JJ Wolff. The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Through the remainder of 1995 and through April 25, 1996, Midwest and URI conducted the above activities. On April 25, 1996, Midwest and URI entered into a Splitoff Agreement, whereby, among other things, the Share Exchange Agreement was rescinded. For 1995 reporting purposes, Midwest's operations are classified as discontinued operations, with a net income of approximately $93,000 from operations and a net loss on disposal of discontinued items of approximately $684,000 to the Company. For a more detailed description of Midwest and the Splitoff Agreement see, "ITEM 3 LEGAL PROCEEDINGS," and Form 8-K filed July 20, 1996.

REAL PROPERTY DEVELOPMENT ACTIVITIES

     In 1995, the Company sold a total of three (3) improved residential building lots in its Southgate Hills Phase II subdivision, generating $145,000 in gross revenues. Three (3) residential lots remained in inventory at year end, 1995 and one lot remains in inventory as of this filing in 1997. The Company sold its one/half interest in a one and one/half acre parcel of golf course commercial property through the partnership of Southgate Resort located on Tonaquint
Drive, for $171,098. In 1994, the Company sold a total of 17 improved residential building lots in its Southgate Hills Phase II subdivision generating approximately $800,000 in gross revenues. In mid-1993 the City of St. George began condemnation proceedings against 8.45 acres of real property owned by Tonaquint, Inc., located directly south of the St. George airport. The City needed the property to accommodate runway expansion at the airport. The matter was settled in early 1994. The City paid Tonaquint $135,000 for the acreage, which the Company accepted under threat of condemnation (Section 1033 of the Internal Revenue Code of 1986, as amended).

     In July of 1992, Tonaquint executed a Sale and Option Agreement with Kay H. Traveler (the "Sale and Option Agreement"), pursuant to which Tonaquint was to sell 14 acres to Mr. Traveler, for a total purchase price of $350,000 ($25,000 per acre), and grant Mr. Traveler an option to acquire an additional 40 acres at option exercise prices ranging from $20,000 to $50,000 per acre, exercisable over five years, so long as minimum option exercises occurred each year. Mr. Traveler's inspection of the 14 acres disclosed adverse soil conditions, resulting in the execution of an Addendum to the Sale and Option Agreement by the parties in March of 1993. Mr. Traveler was granted an option to acquire a total of 56 acres at prices ranging from $22,000 to $50,000 per acre. The Kay Traveler Sale and Option Agreement resulted in 1995 sales of 3.48 acres for the sum of $152,137. From July 1992 through December 31, 1995, Kay Traveler exercised his option for a cumulative total of 30.57 of the 75.98 acres available, for the sum of $836,206. Approximately 45.41 acres remain under option to Mr. Traveler.

     During the latter half of 1994, the Company began its development efforts for Southgate Phase III, consisting of a total of 37 acres of land above the Southgate golf course, suitable for view-lot residential construction. The land to be developed is on the hillside directly to the south of the Southgate golf course and directly to the west of Interstate 15. The sloping topography of the land requires that the Hillside Ordinance Committee of the St. George Planning and Zoning Commission approve the Company's planned development of the acreage. The Company is seeking approval for development of all 37 acres for a total of 79 lots. This approval has taken longer than originally anticipated, due in part to the restrictions of the hillside ordinance and the increasing political pressure to restrict real estate development generally in St. George, which has resulted in an increasing regulatory burden on real estate development. Approval is expected no earlier than the first quarter of 1997. Thereafter, the Company anticipates, upon Board approval, excavating, building roads, bringing utilities to the property, constructing curbs and gutters, and selling the improved lots.

     Beginning in late 1994, the Company began planning for the development of its Southgate Valley subdivision, 125 lots on 32 acres of the Company's property located west of the Southgate golf course. The Company received approval from the St. George Planning and Zoning Commission for development of the property. The Company is considering alternative development opportunities from residential to commercial, based upon zoning requirements and market need.

REAL PROPERTY DEVELOPMENT INDUSTRY OVERVIEW, GOVERNMENT REGULATION, AND COMPETITION

     The real estate development industry in general and the residential real estate development industry in particular is a high risk industry, subject to changes in general economic conditions, fluctuating interest rates, and changing demand for the types of developments being considered. Volatility in local and regional land use demands, as well as changing supply and demand for the specific uses for which the real property is being developed are also factors in assessing the relative risks of the business. The demand for residential real estate development is particularly sensitive to changing interest rates and shifting demographics. Both of these factors affecting the demand for residential housing are highly unpredictable over both the short and long-term.

     Real estate development is a government regulated industry. The regulation of real estate development is often carried out in an unpredictable fashion, reflective of both political and rational considerations. Regulation is carried on by municipal, county, state and federal agencies, but municipal and county governments have the greatest regulatory impact. St. George City, in which URI operates, has been adopting increasingly restrictive regulations associated with development activities, including the adoption of more restrictive building codes and ordinances, greater emphasis on land use planning, pressure to increase the number of low density resident developments, and heightened public concern aimed at limiting development as a means to control growth. Development in some areas close to the Company's lands may be limited by governmental environmental protection activities. Government regulation can have effect on the viability of real estate development by the Company.

     The real property development industry is highly competitive. Several development companies with interests in St. George have longer operating histories, greater financial strength and more experience in the industry than does the Company. The Company's development activities historically have represented less than 5% of total real estate development activity in the area in and around St. George, and, in management's view, that percentage is likely to decrease in the near term given the dramatic increase in overall development activities in the area. The perceived strength of the St. George real estate market has recently attracted many more developers to the area, increasing the competition for the Company. The Company has very little debt, which has served it well in being able to weather the ups and downs in the St. George real estate market. Management believes that the Company's positive equity to debt ratio could provide the Company with increased liquidity through improved borrowing capabilities.

PARTNERSHIPS

     TONAQUINT-INDIAN HILLS LIMITED PARTNERSHIP

     All but approximately $15,500 of the remaining assets of Tonaquint-Indian Hills Limited Partnership, which constructed 26 condominium townhomes on 4 acres of land in the late 1980's, were distributed in 1993. The Company plans to dissolve the partnership in 1997 and distribute its remaining assets. The Tonaquint-Indian Hills Limited Partnership has been inactive through 1995.

     SERVICE STATION PARTNERSHIP

     The Company, effective April 30, 1993, discontinued operations of the Partnership other than the environmental remediation described below, and the operations up to that date are included in discontinued operations on the Company's financial statements. The Company, together with Tonaquint, owned as of December 31, 1995, partnership interests representing an approximate 79% interest in the Service Station Limited Partnership #2, a Utah limited partnership organized to build and operate a service station/mini-grocery store adjacent to the St. George Hilton Inn in St. George, Utah. In a transaction coincident with the sale of the St. George Hilton Inn, the partnership entered into a put/call option contract with St. George Inn, L.C., dated May 21, 1993. Under the terms of the option contract, St. George Inn, L.C. granted the partnership a one-year put option to require St. George Inn, L.C. to purchase the service station for $200,000 in cash, subject only to the requirement that the partnership complete the environmental clean-up of the site prior to exercising the option and a simultaneous call option granting St. George Inn, L.C. a two year option to purchase the site for $200,000 in cash whether or not the environmental remediation has occurred. The clean-up had not been completed by May 15, 1994 when the partnership's put option expired. Further, the environmental remediation had not been completed by May 15, 1995 when the two year option to St. George, L.C. had expired. St. George Inn, L.C. has claimed that the option was extended by the partnership and that the partnership has not completed its remediation operations. Negotiations are ongoing with St. George Inn, L.C. to resolve this matter.

     In 1989, the partnership replaced its gasoline underground storage tanks, which the partnership was informed had been leaking. From November of 1992 through the end of 1995, the partnership has spent $164,578 on efforts to remediate the soil contamination by gasoline and other hydrocarbons which is alleged to have occurred from operation of the service station. The Company has hired consultants and engineers and is following their recommendations to remediate the property as required by Utah law and regulations. Recently, the Company received notice from St. George Inn, L.C. that it intends to develop its property located adjacent to the service station property along with a demand that the partnership accelerate clean-up efforts on the property owned by St. George Inn, L.C. Negotiations to settle the matter with St. George Inn, L.C. are continuing.

     The Company leased the service station property to St. George Inn, L.C., for a term of two years, commencing June 24, 1993, for the sum of $1.00 per month. In return, St. George Inn, L.C. agreed to maintain the care of the property and keep the property in a clean and good condition. The Company was responsible for all expenses associated with the property, including utilities under the lease and environmental clean-up expenses. The lease expired in 1995.

     Morgan Gas & Oil Co., a limited partner of the Service Station
Partnership #2, holds notes in the total principal amount of $110,932 from the Service Station Partnership #2, ostensibly representing loans made by Morgan Gas & Oil Co. to the partnership. Morgan Gas & Oil Co. claims the loans are overdue. However, since the transactions were between related parties, all of whom were controlled by John H. Morgan, Jr. at the times of the transactions, and since the Company also advanced funds to the Service Station, the Company is performing an internal audit to verify the legitimacy of the loans and their proper characterization, before it determines whether to acknowledge and pay the debt. These notes payable are included in net assets of discontinued operations.

     SOUTHGATE PARTNERSHIPS

     The Company is a general partner in three separate Utah limited partnerships, Southgate Palms, Southgate Resort and Southgate Plaza, respectively, each of which is (or was) a partner in one of three separate general partnerships having the same names, whose initial purpose was the development of certain real property located near the St. George Hilton Inn. This property consisted of the present Southgate Golf Course (formerly the Lava Hills Resort Golf Course) and certain property acquired from Tonaquint contiguous to or located near the Southgate Golf Course.

     Southgate Palms General Partnership constructed the Fairway Hills subdivision. During 1994, the homeowners association for the subdivision, demanded the partnership build a tennis court, or pay an amount to each homeowner constituting the value of a tennis court, claiming the partnership's agents represented that one of the amenities in the project would be a tennis court. The partnership denied liability but, in May of 1995, settled the dispute by paying the homeowners $32,000 and forgiving a disputed debt of approximately $11,000. The Company paid its 1/3rd share of the settlement.

     Southgate Plaza General Partnership is selling parcels of its property, primarily for commercial development. In 1995, the partnership sold two parcels totalling 2.4 acres, with proceeds to URI in the amount of $183,992. Sales of 23 acres occurred in 1994, where the Company's portion of the proceeds totaled $658,612. In 1993, no sales were made. The Company intends to dissolve Southgate Palms and Southgate Resort partnerships.

OVERRIDING ROYALTIES IN OIL AND GAS LEASES

     URI has overriding royalty interests in oil and gas properties held by various other parties. All revenues from the Company's interests in the properties have been received in cash. The Company received royalties in the amount of $61,000 in 1995 as compared to $92,000 in 1994. URI has not engaged in the acquisition and sale of oil and gas leases for many years and has no intention of doing so in the future, nor does it have facilities or means to perform the exploration, development and operation of oil and gas wells on properties in which it has interests. Mineral or oil and gas exploration and development is undertaken by third parties. If production is realized on any properties in which URI has an interest, it receives a share of gross production revenues based upon the percentage overriding royalty interest it has retained.

EMPLOYEES

     In 1995, the Company employed two full-time employees and six part-time employees. Currently, the Company employs two full-time employees and no part-time employees. Pursuant to the Stock Purchase Agreement, the Company and John Fife have agreed to enter into an employment agreement which would provide for, among other things, (i) the employment of Mr. Fife as President, CEO, Chairman of the Board of the Company and (ii) an annual salary to be paid to Mr. Fife of no more than $200,000 for any year during the employment period. At this time no employment agreement has been entered into with Mr. Fife. The Company's Board, in a 3-2 vote passed a resolution delaying the negotiation of the terms of the John Fife employment agreement until after the shareholders vote on the proposed reverse stock split. To date, John Fife has received no compensation from the Company for his services as President. URI and its subsidiary currently employ Gerry Brown on a full-time basis, to act as the Vice President of the Company, where he provides real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. The Company entered into a three year employment agreement with Mr. Brown on June 28, 1995. Ladd Worth Eldredge is employed by the Company as its Secretary, Treasurer, CFO and office manager. Robert D. Wolff, Gerry Brown and Ladd Worth Eldredge served as employees of the Company in 1995. From June 1995 through April 1996, Robert D. Wolff served as the CEO of the Company, with an annual salary of $125,000 and quarterly bonus of $25,000. Gerry Brown served as President of the Company. Ladd Worth Eldredge was employed as the Company's Secretary, Treasurer, CFO and Office Manager. No employees are party to a collective bargaining agreement with URI.

     ITEM 2.  DESCRIPTION OF PROPERTY

ST. GEORGE PROPERTIES

     As of December 31, 1995, Tonaquint, Inc., a wholly-owned subsidiary of the Company, owned approximately 394 acres of undeveloped land in the general area of the St. George Hilton Inn and the Southgate Golf Course in St. George, Utah, 353 acres of which are developable. As of December 31, 1995, approximately
45.51 acres remained under option to Kay Traveler, at prices ranging from $22,000 to $50,000 per acre.

     The Company intends to develop its property, primarily through subdividing and selling improved lots for residential construction, although sales of undeveloped parcels to other developers are also occurring. Additionally, management believes that approximately 25 acres of the Company's lands are suitable for commercial development. URI owns a combined 27% interest in 7.5 acres of land owned by the partnerships identified above, primarily Southgate Plaza General Partnership.

OIL & GAS INTERESTS

     The Company has overriding royalty interests in oil and gas wells producing primarily in the Unitah Basin, Unitah County, Utah, and Sublette County, Wyoming. URI owns overriding royalty interests of from .025 of 1% to 3% of production.

     URI was not the original lessee on several of the oil and gas property leases. The original lessees were affiliates of, or related parties to, the Company. As to those lessees, the Company's royalty interest was obtained by assignment from the original lessees. In some cases, the assignments have not been recorded. As to some royalty interests, the precise acreage held by the Company cannot be determined without unreasonable effort and expense. The Company does not have available to it reserve reports on the properties. Any reserve analyses that have been made on the properties were made by third parties, who view such information as confidential, making it unavailable to the Company.

     Many oil, gas and hydrocarbon leases issued by the State of Utah or the United States are issued for definite periods of time, often from five to ten years. If, at the end of the lease period, production has been realized and is continuing on the property subject to the lease, the term of the lease continues for the period of commercial production. Thus, the continuing interest of URI in state and federal leases is dependent upon the ability of the third party operators to develop significant production on the properties subject to those leases. The expense of compliance with environmental regulations on lands in which the Company may have overriding royalty interests is not borne by the Company.

     Through its wholly-owned subsidiary, New Mercur Gold Exploration, Inc., the Company holds a 50% joint interest in ten patented lode mining claims covering approximately 137 acres in Tooele County, Utah. The claims have been leased to Barrick Mercur Gold Mines for a nominal amount. There is presently no production on the properties. Development of the Company's mineral properties may be affected by federal and state regulation relating to the protection of the environment. Such regulation may prevent the development of properties owned by the Company, or those in which it retains an overriding royalty interest.

OFFICE SPACE

     URI leases an office for its headquarters at 297 W. Hilton Drive, Suite #4, St. George, Utah. Until April of 1995, it also shared in the expenses of an office at 1604 Walker Center, Salt Lake City, Utah, in which John H. Morgan, Jr., the Company's co-founder, former director, and shareholder maintains his offices, along with Morgan Gas & Oil Co., a Utah corporation which had been under the control of Mr. Morgan and in which he currently serves as both an officer and director, and the Huntsman World Senior Games, of which Mr. Morgan is the President.

     ITEM 3.  LEGAL PROCEEDINGS

     Over the past nine years, the Company has been involved in various disputes and controversies involving its ownership, operation and management. A shareholders derivative action captioned as ERNEST MUTH, ET AL. V. JOHN H. MORGAN, JR., ET AL., was filed as Civil Number C-87-1632 in the Third
Judicial District Court of Salt Lake County, Utah (the "First State Action"), alleging among other things that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement was entered into in the First State Action on April 6, 1993 (the "1993 Settlement Agreement"), wherein, among other things, parties to the lawsuit agreed to the manner in which directors of the Company would be selected until such time as the 1993 Settlement Agreement was terminated. On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John H. Morgan, Jr. and Daisy R. Morgan to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement, entered by Judge Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr. and Daisy R. Morgan (the "Order to Show Cause").

     On or about February 16, 1995, pursuant to a Plan of Share Exchange Agreement by and among the Company, Midwest Railroad Construction and Maintenance Corporation of Wyoming, a Wyoming corporation ("Midwest"), Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"), the Company acquired all of the outstanding shares of Midwest from RD Wolff and JJ Wolff in exchange for 590,000 restricted shares of authorized but unissued shares of the Company. Pursuant to the Share Exchange Agreement, RD Wolff became the President of the Company. For a more detailed description of the Share Exchange Agreement see "ITEM 1 DESCRIPTION OF BUSINESS/(a) Business Development Share Exchange Agreement" and Form 8-K filed July 20, 1995. A shareholders derivative action captioned as ANNE MORGAN ET AL. V. R. DEE ERICKSON, ET AL., was filed as Case Number 2:95CV-0661C in the United States District Court for the District of Utah, Central Division (the "First Federal Action"), alleging that the defendants had, among other things, violated proxy solicitation rules, violated disclosure rules under the Exchange Act of 1934, breached their fiduciary duties to the Company's shareholders, breached professional duties, committed fraud, wasted and looted the Company's assets, converted Company property, engaged in self-dealing, mismanaged the corporation and breached the duty of loyalty. The complaint sought, among other things, rescission of the Share Exchange Agreement. In April 1996, the Company, Midwest, RD Wolff and JJ Wolff entered into a Split-Off Agreement whereby, among other things, the Share Exchange Agreement was rescinded (the "Recision Agreement") and the shares of Midwest acquired by the Company were returned to RD Wolff and JJ Wolff.

     On April 5, 1996, the Company entered into a letter of intent ("Letter of Intent") with IMCC to sell a controlling interest in the Company to IMCC, at a purchase price equal to $3.35 per share. On May 17, 1996, a shareholders derivative suit captioned as MARK TECHNOLOGIES CORP. ET AL. V. UTAH RESOURCES INTERNATIONAL, INC., ET AL., was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action"). Mark G. Jones, a director of the Company, is the controlling shareholder of Mark Technologies Corporation. The Second State Action included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent. On June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd and E. Jay Sheen ("Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. The second settlement agreement was among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties agreed, among other things, agreed to dismiss the First Federal Action, the Order to Show Cause, the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement. On July 19, 1996, the notice of hearing on proposed settlement of the Second State Action, the First State Action and the First Federal Action and the notice of hearing on petition to terminate the 1993 Settlement Agreement was mailed to
all the Company's shareholders of record as of June 24, 1996.   Among other
things, the notice provided that the 1996 Settlement Agreement and the Morgan Settlement Agreement (together the "Settlement Agreements") were to be considered approved by the court on August 12, 1996, and that all objections to the Settlement Agreements had to be presented at that time. On August 9, 1996, shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan and Karen J. Morgan ("Objectors") filed an objection to the hearing and requested that the court continue the settlement approval hearing until after a URI shareholders' vote on the Settlement Agreements and the IMCC Stock Purchase Agreement. In their objections and request for continuance of hearing, the Objectors, among other things, claimed that they had insufficient information with which to evaluate the Stock Purchase Agreement between IMCC and URI; that they had insufficient information regarding John Fife, the sole shareholder of IMCC, and that they needed additional time and information to evaluate the fairness of the Stock Purchase Agreement and to solicit bids to sell the Company. Further, the Objectors alleged that URI had refused to provide documentation relating to the Stock Purchase Agreement to them.
After considering the Objectors' and the parties' initial arguments, the court granted both the parties and the Objectors an additional seven days, through August 19, 1996 to submit written memoranda in support of their positions. Both the Objectors and the parties submitted written memoranda supporting their positions in regard to the Settlement Agreements and the Stock Purchase Agreement. After considering the written memoranda and arguments presented by both sides, on or about August 23, 1996 the court denied the Objector's petition, and entered an order approving the Settlement Agreements. As required by the Transaction Agreements, as defined below, the 1996

Settlement Agreement and the Morgan Settlement Agreement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department Utah, on or about August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

     On July 3, 1996, following the execution of the Letter of Intent, the Morgan Settlement Agreement and the 1996 Settlement Agreement, the Company and IMCC entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") (the Letter of Intent, the Morgan Settlement Agreement, the 1996 Settlement Agreement and the Stock Purchase Agreement are hereinafter collectively referred to as the "Transaction Agreements") whereby the Company issued and sold 1,275,912 shares (the "Purchased Shares") of common, $.10 par value per share stock (the "Common Stock") to IMCC, which is wholly owned by John Fife, so that IMCC owned a 50.5% interest in the Company. IMCC acquired the Purchased Shares at a price equal to $3.35 per share for an aggregate purchase price of $4,274,305.20 (the "Purchase Price"), of which $641,145.78 was paid in cash by IMCC to the Company at the closing. The remaining $3,633,159.42 was evidenced by IMCC's promissory note (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid $197,872.52 to the Company which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001.
The Note is secured by the Purchased Shares as evidenced by a stock pledge agreement, dated as of July 3, 1996, by and between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note. For a more detailed description of the Stock Purchase Agreement, see Form 8-K filed by the Company on July 18, 1996, and to review a copy of the Stock Purchase Agreement, see Schedule 13D-A filed by IMCC on September 9, 1996.

     As required by the Stock Purchase Agreement, E. Jay Sheen and R. Dee Erickson submitted their resignations as directors of the Company, effective July 13, 1996. As further required by the Stock Purchase Agreement, John Fife was appointed a director of the Company. David Fife, the brother of John Fife, was also appointed a director of the Company. John Fife and David Fife were appointed as directors of the Company by the Muth Group pursuant to the 1993 Settlement Agreement, effective July 13, 1996. As required by the Stock Purchase Agreement, John Fife was elected President and Chief Executive Officer of the Company in July, 1996, pursuant to a 3-2 vote of the Board. John Fife also serves as Chairman of the Board of the Company pursuant to a 3-2 vote of the Board.

     The Letter of Intent as modified by the Transaction Agreements, including the Stock Purchase Agreement, contemplated that subject to applicable state and federal securities and state corporate law, the Company would cause a 1,000 to 1 share reverse split of the Company's Common Stock to the shareholders of record at $3.35 per share (the "Reverse Split"), with fractional shareholders given the option to either purchase additional fractional shares to round up to one whole share following the reverse split or sell their fractional shares for cash to the

Company. IMCC was granted a ten year option to purchase 150,000 or more additional shares of stock at a price equal to $3.35 per share and on the same terms and conditions as those provided under the Stock Purchase Agreement, so that after the Reverse Split IMCC may maintain its 50.5% majority interest in the Company. Subsequent to the Reverse Split and subject to applicable state and federal securities and state corporate law, any Company shares redeemed by the Company pursuant to the Reverse Split (the "Returned Shares") may be acquired by the remaining shareholders, other than IMCC or its affiliates, in increments of 1,000 shares (the "Returned Share Option") at a purchase price equal to the pre-Reverse-Split $3.35 per share (the "Returned Share Purchase Price"). Only those shares for which the Company has received a fully and properly executed letter of transmittal, accompanied by the required documents, will qualify as Returned Shares for the purposes of this Returned Share Option. Such Common Stock shall be purchased in blocks of 1,000 shares of Common Stock such that each purchase of a 1,000 share block of Common Stock shall be converted into 1 share of common, $100.00 par value per share stock of the Company (the "New Stock"). In the event the Returned Share Option is over-subscribed, then each of the exercising shareholders may purchase the Returned Shares on a pro-rata basis. Twenty-five percent (25%) of the Returned Share Purchase Price will be payable in cash upon exercise, with the remaining balance of $2.51 per share being evidenced by the Return Share Note. The terms and conditions of the Reverse Split are described in greater detail in "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement July 3, 1996."

     In December, 1995, Mark Technologies Corporation received 201,210 shares of the Company's Common Stock from Morgan Gas & Oil Co., as partial payment of a promissory note. The promissory note was in consideration of the sale to Morgan Gas & Oil Co. from Mark Technologies Corporation of a limited partnership interest in Alta Mesa Wind Partners, a California limited partnership in the wind generated power business. The Company is a shareholder of Morgan Gas & Oil Co. The Company brought a shareholders derivative action against Morgan Gas & Oil Co. and its directors and against Mark Jones, Mark Technologies Corporation, Alta Mesa Wind Partners, John
H. Morgan, Jr., Daisy R. Morgan, Sylvia Wunderly, John Wunderly, and Melbourne Romney, III, alleging among other things, that in connection with the sale of Alta Mesa Wind Partners limited partnership interest to Morgan Gas & Oil Co., Mark Jones, Mark Technologies Corporation and Alta Mesa Wind Partners concealed and misrepresented material information to be provided to Morgan Gas & Oil Co. directors and that the Morgan Gas & Oil Co. directors committed a breach of fiduciary duty and a wasting of corporate assets. The suit was dismissed without prejudice.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the National Association of Securities Dealers bulletin board system and is traded in the over-the-counter securities through the Automated Quotation System, under the NASDAQ symbol UTRS. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock during the last two fiscal years of the Company, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Since September 15, 1993, the Company's Common Stock has been re-listed for trading in the over-the-counter market. Trading in the stock has been sporadic. The trading information provided should not be construed as a representation by the Company or its management that there is an established public trading market for the Company's Common Stock. Prior to September 15, 1993, there had not been a public market for the Company's Common Stock for more than the prior two fiscal years.

                    1996            1995            1994

                 LOW     HIGH    LOW    HIGH    LOW      HIGH
                 ---     ----    ---    ----    ---      ----

1st quarter     $.625   $1.00   $2.00   $4.00  $2.125   $3.00

2nd quarter      $.75   $1.50   $1.50   $2.00  $1.50    $2.25

3rd quarter     $.875   $1.00   $1.00   $1.75  $1.25    $1.75

4th quarter     $.875   $.875   $ .75   $1.00  $1.50    $2.00

     Except for certain transactions including: (i) the Splitoff Agreement by and between Midwest and the Company, wherein the Company returned its Midwest shares to RD Wolff and JJ Wolff in exchange for the 590,000 shares of the Company's stock held by the Wolffs; (ii) the 1996 Settlement Agreement, wherein the Company redeemed 22,950 shares of Anne Morgan's URI stock and 17,602 shares of Victoria Morgan's URI stock, in cash, at $3.35 per share; and (iii) the conclusion of the exchange of 10.6 acres of land and 34,150 shares of C.E.C. Industries Corporation stock for 103,488 shares of the Company's stock, the Company has made no repurchases of its stock during the Company's second full fiscal year preceding this Form 10-KSB. The Splitoff Agreement and the 1996 Settlement Agreement are described in greater detail in "ITEM 3 LEGAL PROCEEDINGS." The Company did declare a $.10 cash dividend payable January 26, 1995, to shareholders of record January 12, 1995. A decision to pay dividends in the future will depend upon the Company's profitability, need for liquidity and other financial considerations. There are approximately 558 shareholders of the 2,522,808 outstanding shares of the Company's Common Stock.

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS


     The Company had land sales of $587,163 in 1995 as compared with land sales of $2,274,222 in 1994. Management attributes the reduced sales in 1995 to a slowdown in the sale of high-end market lots as well as there being only a limited amount of developed lots available. Interest income was higher in 1995 due to the fact that the Company held more money in interest bearing accounts. Income on royalties from production under oil and gas and mineral leases amounted to $61,006 and $92,455 for 1995 and 1994, respectively. Decline in royalties income reflects the decline in oil and gas prices during this period due to production fluctuations. Twelve Thousand Five Hundred Dollars ($12,500) in revenue was received from leases on commercial signs adjacent to the interstate freeway.

     Cost of land sold decreased from $567,453 in 1994 to $156,250 in 1995, reflecting a decline in sales from 1994 to 1995. General and administrative expenses increased by approximately 55% from 1994 to 1995, due to the cost of acquiring Midwest and the cost of litigating subsequent lawsuits. For a more detailed description of the Company's lawsuits see "ITEM 3 LEGAL PROCEEDINGS." 1995 reflects an income tax benefit of $179,000 which resulted from the utilization of the 1995 Net Operating Loss.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements of URI are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; and (c) interest income earned on money held in interest bearing accounts. The ratio of current assets to current liabilities at December 31, 1995 was approximately 2.16 to 1, down from the ratio at December 31, 1994 of
4.7 to 1. The Company's current assets as of December 31, 1995 were valued at $1,350,781, as against current liabilities of $624,920.

     The Company presently anticipated that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

     From January, 1995, through July, 1996, litigation expenses imposed a significant drain on the Company's liquidity. The litigation which occasioned such expenses has been terminated by settlement, and management expects future legal fees will decrease dramatically. For a more detailed description of the Company's litigation, see "ITEM 3 LEGAL PROCEEDINGS."

     The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to State compliance requirements and the, as yet unknown, extent of the contamination. In 1995, approximately $55,000 was expended toward this clean-up operation and more than $164,000 has been expended by the Company to date.

     It is anticipated that the Company's need for cash in excess of its present resources will be met through revenues and real estate secured borrowings. No firm financing commitment has been obtained for the purpose of completing the 1,000 to 1 reverse stock split. The Company does not have backup lines of credit.

     URI has no plans for major capital expenditures beyond the cost of improving portions of its real property.

     The Company's business is influenced by interest rates, inflation and market demands. Its royalty income from oil and gas interests affected by fluctuations in the price of oil and the related decisions to drill new wells and the rates at which well are pumped. The Company has no control over the oil and gas field operations.

     As of July 3, 1996, the Company holds a promissory note from IMCC in the original principal amount of $3,633,159.42 (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing the Stock Purchase Agreement, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is expected to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid the Company $197,872.52, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the 1,275,912 shares purchased by IMCC as evidenced by a stock pledge agreement, dated as of July 3, 1996 between IMCC and the Company (the "Stock Pledge Agreement").
Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note.

     DISCONTINUED OPERATIONS

     On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% following the transaction, of the total issued and outstanding shares of the Company's common stock in return for receipt of all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange Agreement, dated February 16, 1995 (the "Share Exchange Agreement"). All of the common stock of Midwest was owned by Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff"). The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to: (i) indemnify Midwest and the Wolffs from any liability to the Company's shareholders, its officers or directors, whether brought directly by the person or in a derivative capacity arising from Midwest's or the Wolffs' negotiation, execution, or consummation of the Share Exchange

Agreement; (ii) execute a three year employment agreement between RD Wolff and the Company, where RD Wolff would act as the President of Midwest; (iii) apply for a listing of Midwest's stock on the NASDAQ; and (iv) lend Midwest, in the form of a line of credit, a sum not to exceed $250,000, with the first draw available after February 15, 1995, evidenced by a promissory note in standard form, bearing an interest rate of 1% over the posted prime lending rate at First Security Bank of Utah, N.A., as of February 15, 1995, and adjusted each three months thereafter. Prior to closing, Midwest borrowed a total of $100,000 against the line of credit. Pursuant to the terms and conditions of the Share Exchange Agreement, the line of credit from the Company became subordinate to Midwest's existing credit line of $350,000, following the closing. The line of credit was secured by the assets and equipment of Midwest. In order to carry out the above listed covenants, the Company entered into an employment agreement with RD Wolff, dated as of June 13, 1995 (the "Wolff Employment Agreement"), and an operating agreement with Midwest and RD Wolff, dated as of June 13, 1995 (the "Operating Agreement"). Pursuant to the terms of the Operating Agreement and for services performed by R. Dee Erickson and E. Jay Sheen in connection with the consummation of the Share Exchange Agreement, the Company paid to each of R. Dee Erickson and
E. Jay Sheen, both of whom were directors of the Company at the time of the execution of the Share Exchange Agreement, as compensation, 38,000 shares each of the Company's Common Stock and $104,000 in cash. For a more detailed description of the Share Exchange Agreement, see Form 8-K filed July 20, 1995.

     On July 18, 1995, Anne Morgan and Victoria Morgan, at the time shareholders of the Company and the adult daughters of John H. Morgan, Jr. and Daisy R. Morgan, former directors and shareholders of the Company, filed a shareholders derivative action against R. Dee Erickson ("Erickson"), E. Jay Sheen ("Sheen"), Lyle D. Hurd ("Hurd") (Messrs. Erickson, Sheen and Hurd were three of the five directors of the Company at the time the suit was filed, with JH Morgan and DR Morgan being the remaining two directors), the Company, Midwest, RD Wolff and JJ Wolff, in the United States District Court for the Central District of Utah, Case Number 2:95CV 661J, captioned as ANNE MORGAN ET AL. V. R. DEE ERICKSON, ET AL. (the "First Federal Action"). The complainants alleged, among other things that the defendants had, among other things, violated proxy solicitation rules, violated disclosure rules under the Exchange Act of 1934, breached their fiduciary duties to the Company's shareholders, breached professional duties, committed fraud, wasted and looted the Company's assets, converted Company property and engaged in self-dealing, mismanaged the corporation and breached the duty of loyalty. The complaint sought, among other things, the rescission of the Share Exchange Agreement.

     The terms of the Letter of Intent between IMCC and the Company required that the Company rescind the Share Exchange Agreement. For the foregoing reason, Midwest and the Company entered into a Splitoff Agreement, dated as of April 25, 1996 (the "Splitoff

Agreement"), whereby the Share Exchange Agreement was rescinded. According to the terms of the Splitoff Agreement, URI transferred all of the outstanding shares of Midwest Stock to the Wolffs in exchange for the 590,000 shares of URI stock then held by the Wolffs which transfer was accomplished tax free in accordance with Section 355 of the Code. Furthermore, the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement were cancelled. RD Wolff ceased to be the President of URI. Midwest received a net intercompany transfer of approximately $316,974.17 through March 31, 1996, which Midwest retained. Furthermore, the parties to the Splitoff Agreement agreed that in the event intercompany transfers for the period from July 1, 1995 through March 31, 1996 were: (i) less than $316,974.17, then URI would pay Midwest the difference; and (ii) more than $316,974.17, then Midwest would pay URI the difference.

     Pursuant to the Splitoff Agreement, the Company agreed to indemnify Midwest and the Wolffs and their respective agents, employees, attorneys, officers, directors and assigns from any and all claims, causes of action, liabilities, damages, costs, expenses and attorneys' fees arising from or relating in any way to URI or the Share Exchange Agreement. This indemnification provision would not apply to acts of fraud, gross negligence or willful misconduct done by RD Wolff. The Wolffs and Midwest agreed to indemnify URI and its respective agents, employees, attorneys, officers, directors, successors and assigns from any and all claims, causes of action, liabilities, and damages arising from or relating in any way to the Splitoff Agreement, which indemnification obligation is limited to $312,000. Within 30 days from the date of execution of that Splitoff Agreement, the Company's accountants are to have calculated the federal, state and local income taxes attributable to Midwest's business operations (excluding any impact of salary payable or paid to RD Wolff or any intercompany charges to the Company for rent, overhead and administrative expenses) for the period commencing June 1, 1995 and terminating on December 31, 1995. Such taxes are to be determined on the basis as if the Company and Midwest were not filing a consolidated tax return for the same period or part thereof (whether or not a consolidated return is filed). The amount of such taxes would be considered an intercompany receivable between the Company and Midwest. Midwest agreed to pay such tax amount to the Company in 12 installments. Simultaneous with the execution of the Splitoff Agreement, Midwest paid the Company the sum of $10,000 as an initial tax payment. The balance due the Company was to be paid in 11 additional equal monthly installments, each such installment due on the first day of each month until all 11 installments have been paid in full. The first of the 11 monthly installments is due and payable on the first day of the month following the determination of the taxes owed by Midwest to the Company. The taxes to be paid have not yet been determined.

     For 1995 reporting purposes, Midwest's operations are classified as discontinued operations, with income of approximately $93,000 from operations and a net loss on disposal of discontinued items of approximately $684,000 to the Company. For a more detailed description of both the acquisition of Midwest and its subsequent Splitoff, see "ITEM 3 LEGAL PROCEEDINGS," and Form 8-K filed July 20, 1996.

     ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements appearing on page F-1B of this Form 10-KSB Annual Report.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Tanner + Co. of Salt Lake City, Utah has been the independent public accountant for the Company's December 31, 1993, 1994, and 1995 financial statements.

     During the Company's two most recent fiscal years, there were no disagreements between the Company and Tanner + Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Tanner + Co., would have caused Tanner + Co. to make a reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements.

     The Company currently engages the independent public accounting firm of Tanner + Co.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CENTRAL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Certain information regarding the Company's directors and executive officers and their backgrounds is set out below. The Company has been provided with the information from certain of the people listed below. In addition to the primary affiliations noted below, the nominees are active in various cultural, charitable, professional and trade associations and organizations.

     Current Directors
     -----------------

          DAVID FIFE, 33, was appointed a director of the Company effective July 13, 1996 by the Muth Group pursuant to the terms of the 1993 Settlement Agreement. Mr. Fife is currently the President and sole beneficial owner of Home Equity Lending L.L.C. a mortgage origination and finance company located in Salt Lake City, Utah. Prior to 1993, Mr. Fife was the President of Property Tax Assessor Records Corp., a Chicago based real estate tax consulting company. David Fife and John Fife are brothers.

          JOHN FIFE, 35, was appointed as a director of the Company effective July 13, 1996, by the Muth Group pursuant to the 1993 Settlement Agreement. Mr. Fife was appointed the President and Chief Executive Officer of the Company in July, 1996. He was named Chairman of the Board of the Company on October 10, 1996. He is an investor and venture capitalist and has pursued this course since July, 1990. Mr. Fife is the President and sole shareholder of J.F. Venture, Inc. and IMCC, both of which are investment companies. IMCC acquired a 50.5% (majority interest) in the Company on

     July 3, 1996. For a more detailed description of IMCC's acquisition of a majority interest in the Company, see "ITEM 3 LEGAL PROCEEDINGS." He also serves as President of Property Tax Assessor Records Corp., a Chicago-based real estate tax consulting company. Mr. Fife also serves as a director of Hyatt Research Corporation, a magazine publisher in Middlebury, Vermont and as a director of Trans-Wasatch Company, L.L.C., which is a land development company in Park City, Utah. Prior to 1993, Mr. Fife held the position of Assistant Vice President of Continental Equity Capital Corp. ("CECC"), a subsidiary of Continental Bank. At CECC, he negotiated, structured and financed LBO's and later stage venture capital investments in the Mortgage Banking, Retail, Cable and Cellular Telephone industries. Prior to CECC, Mr. Fife worked as a financial analyst in the commercial real estate department of Trammel Crow Company. Mr. Fife earned his M.B.A. degree from Harvard in 1990 and his B.S. in statistics and computer science from Brigham Young University in 1986. John Fife and David Fife are brothers.

          LYLE D. HURD, 60, is a director of the Company and has performed services as Marketing Consultant/Assistant to the President. He is president of Hurd Owens Hafen Inc., a publisher of magazines and periodicals located in St. George, Utah, since December of 1990. Hurd Owens Hafen Inc. is the publisher of the St. George Magazine and various other magazines and periodicals. For approximately 16 years prior to December, 1990, Mr. Hurd provided marketing consulting services to magazine publishers through Hurd & Associates, Inc., a privately owned consulting firm. Mr. Hurd was appointed as an independent director of the Company in May, 1993, pursuant to the terms of the 1993 Settlement Agreement.

          MARK JONES, 43, is a director of the Company and was designated as such in January, 1996 by the Morgan Group pursuant to the 1993 Settlement Agreement. Mr. Jones is President of Mark Technologies Corporation in San Francisco, California, a real estate and alternative energy development firm, and has held that position for 16 years.

          JENNY TATE MORGAN, 41, was appointed as a director of the Company, effective January, 1996, by John H. Morgan, Jr., her relative, pursuant to the terms of the 1993 Settlement Agreement. From 1992 to the present, Ms. Morgan, through JT Morgan Financial Consulting Services, has provided financial consulting services to clients in the areas of investments, liquidity management, financial strategy, tactical asset allocation, plan design, re-engineering an entire retirement plan structure, analysis of securities portfolio, strategic analysis and workouts. From 1993 to 1996, she served as Vice President/Institutional Trust Services for First Interstate Bank of California. Before that, Ms. Morgan worked for one year as a Financial Services/Account Executive for Citibank, F.S.B. From July, 1982 to April, 1992, Ms. Morgan was the Director of Sales and Marketing for Purcell International, Inc. Ms. Morgan earned her M.B.A. from the University of Southern California, Los Angeles in 1995, where her course-work included providing consulting services to Munchkin Bottling Company, Inc. and Reebok, International. Ms. Morgan earned her B.S. from the University of Arizona, in 1978.

     Ms. Morgan is a licensed California Life and Disability Agent and has published articles addressing 401(K) Plans in the Los Angeles Business Journal.

          Directors for the Period Covered by this Report
          -----------------------------------------------

          E. JAY SHEEN, 42, was appointed a director of the Company by the Muth Group in June, 1993, pursuant to the terms of the 1993 Settlement Agreement, and Secretary of the Company in January, 1994. He resigned as a director and Secretary of the Company, effective July 13, 1996, pursuant to the terms of the Stock Purchase Agreement. He is a member of the law firm of Robinson & Sheen, L.L.C. Prior to April 1995, he was a partner in the law firm of Moyle & Draper, P.C. in Salt Lake City, where he had practiced law since 1982.

          R. DEE ERICKSON, 53, was appointed a director of the Company by the Muth Group in May, 1993 pursuant to the terms of the 1993 Settlement Agreement, and appointed Chairman of the Board in March, 1995. He served in these capacities for the Company until his resignation, effective July 13, 1996, which took place pursuant to the terms of the Stock Purchase Agreement. He is a self-employed real estate developer and property manager, and has been so engaged since June 1, 1987. From February, 1974 to May, 1987, he was employed by Hercules Incorporated in the Hercules Aerospace Products Group variously as a manager, superintendent and supervisor directing technical personnel in the planning, development, implementation and enhancement of computer systems for manufacturing and engineering.

          JOHN H. MORGAN, JR., 72, served as the President and Chief Executive Officer of the Company from the date of its incorporation until January, 1993 and October 1994, respectively. He served as the Chairman of the Board until March of 1995 and served as a director until January, 1996, at which time he appointed Jenny Morgan to serve as his replacement pursuant to the terms of the 1993 Settlement Agreement. Mr. Morgan is the husband of Daisy Morgan. He is the controlling shareholder, President and a member of the board of directors of Morgan Gas & Oil Co. Until May 7, 1993, Mr. Morgan was also a general partner in Resources Limited Partnership (the former owner of the St. George Hilton Inn), and Service Station Limited Partnership #2, and a limited partner in the Tonaquint-Indian Hills Partnership. Until May 7, 1993, Mr. Morgan was also a general and/or limited partner in most of the partnerships owned by the Company for the development of the Company's real property in St. George, Utah. Mr. Morgan is President of the Huntsman Senior World Games, which sponsors athletic events for persons over the age 55 in St. George, Utah in the fall. Currently, Mr. Morgan serves as chairman emeritus for the Company, and has done so since July 3, 1996, pursuant to the terms of the Morgan Settlement Agreement.

          DAISY R. MORGAN is the wife of John H. Morgan, Jr. Until April, 1995 she served as the Vice President of the Company. From 1982 to January, 1996 she served as a director of the Company, at which time she appointed Mark Jones as a replacement director, pursuant to the terms of the 1993 Settlement Agreement. Ms. Morgan served as manager of the St. George Hilton Inn for Resources Limited Partnership from

          LYLE D. HURD, See Description Above.

     November, 1979 through December, 1984. Until May, 1993, Ms. Morgan was also a co-general partner in the Tonaquint Indian Hills Limited Partnership. Ms. Morgan is the Vice President and member of the Board of Directors of Morgan Gas & Oil Co., a former affiliate and shareholder of the Company.

          Executive Officers for the Period Covered by this Report
          --------------------------------------------------------

          GERRY T. BROWN, 56, was appointed Vice President of the Company
     July 3, 1996. He served as President of the Company from June 19, 1993 to July 3, 1996. Mr. Brown has been employed by the Company or its affiliates and related parties since March, 1985. He has provided real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc. Mr. Brown has assisted in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required in connection with the Company's property development and sales.

          LADD WORTH ELDREDGE, 44, has been employed by the Company since July, 1994, and is the Secretary, Treasurer, CFO and office manager for the Company. Mr. Eldredge was appointed Treasurer of the Company in November, 1994 and Secretary and CFO of the Company in November, 1995. Prior to his employment by the Company, Mr. Eldredge was the Chief Accountant at the Peppermill Resort in Mesquite, Nevada, a position he held for two years. Mr. Eldredge has a Masters of Accountancy degree from Southern Utah University.

          ROBERT D. WOLFF, 56 became CEO of the Company on or about July 1, 1995, pursuant to the terms of the Wolff Employment Agreement. Mr. Wolff ceased to be the CEO of the Company when the Share Exchange Agreement was rescinded on April 25, 1996.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representaions that no other reports were required, during the two fiscal years ended December 15, 1995, the Company's officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements, except for the following individuals with respect to the following forms.

                        R. Dee Erickson, Forms 4 and 5;
                        E. Jay Sheen, Forms 4 and 5;
                        Robert D. Wolff, Forms 4 and 5;
                        Lyle Hurd, Form 5; and
                        Gerry Brown, Form 5.

     ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS
------------------

NAME                     POSITION                          AGE
----                     --------                          ---

John Fife                Chairman of the Board,            35
                         Chief Executive Officer
                         and President

Robert D. Wolff          Former CEO                        56

E. Jay Sheen             Former Recorder of Minutes        42
                         and Former Director

R. Dee Erickson          Former Chairman of the            53
                         Board and Former Director

Lyle Hurd                Former Director of                60
                         Marketing and Director

Ladd Worth Eldredge      CFO, Secretary Treasurer          44

Gerry T. Brown           Former President and              56
                         current Vice President

EXECUTIVE COMPENSATION

     The following table summarizes the compensation for Robert D. Wolff as the CEO of the Company in 1995 and John Fife as the CEO of the Company in 1996,
E. Jay Sheen, R. Dee Erickson, Lyle Hurd, Ladd Worth Eldredge and Gerry T.
Brown.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION                        AWARDS
                              -------------------                        ------
                                                                  SHARES
NAME AND             FISCAL                                     UNDERLYING    ALL OTHER
PRINCIPAL POSITION    YEAR         SALARY       BONUS             OPTIONS    COMPENSATION
------------------    ----         ------       -----             -------           --
John Fife, CEO,       1996       $200,000(1)
President and
Chairman of the
Board

Robert D. Wolff,    June 1995-
Former CEO(2)       April 1996   $125,000(2a)   $25,000/(2(b))
                                                quarter

E. Jay Sheen,         1995       $  6,000         --              8,000       $298,066(3) (3(a))
Former Recorder       1994       $  6,000         --              9,000       $101,704(4)
of Minutes and        1993           --           --                --           --
Former Director

R. Dee Erickson,      1995       $  6,000         --              8,000       $106,600(5) (5(a))
Former                1994           --           --              9,000       $ 12,400(6)
Chairman of the       1993           --           --                --           --
Board and
Former Director

Lyle Hurd,            1995       $ 30,000         --              8,000       $ 24,615(7)
Former Director       1994           --           --              9,000       $ 18,340(8)
of Marketing and      1993           --           --                --           --
Director

Ladd Worth            1995       $ 34,583         --                --           --
Eldredge, CFO,        1994       $ 12,550       $   500             --           --
Secretary and         1993           --           --                --           --
Treasurer

Gerry T. Brown,       1995       $ 70,000         --              8,000       $  8,237(9)
Former President      1994       $ 70,000       $ 1,000           9,000       $ 14,412(10)
and Vice President    1993       $ 70,000         --                --        $  9,766(11)

     (1) Pursuant to the terms of the Stock Purchase Agreement, the Company and Mr. Fife agreed to enter into an employment agreement to provide for, among other things, (i) the employment of Mr. Fife as President, Chief Executive Officer, and Chairman of the Board of the Company, and (ii) an annual salary to be paid to Mr. Fife of no more than $200,000 for any year during the employment period. At this time no employment agreement has been entered into with Mr. Fife.

     (2) Mr. Wolff served as the CEO of the Company during the term that the Share Exchange Agreement was in place, July 1, 1995 through April 25, 1996.

     (2a) Mr. Wolff actually received approximately $57,292 as his pro-rated portion for 1995.

     (2b) Mr. Wolff actually received approximately $45,833 as his pro-rated portion for 1995.

     (3) Mr. Sheen, in addition to providing services as a recorder of the minutes, served as a director of the Company, for which he received fees in the amount of $2,600; and his law firms served as legal counsel to the Company, for which his respective law firms were paid approximately $191,466 in 1995. Mr. Sheen also received 38,000 shares of the Company's stock and $104,000 for services performed with respect to the Share Exchange Agreement.

     (3a) The market value of the 38,000 shares of the Company's stock received by Mr. Sheen in 1995 is not included in this column.

     (4) Mr. Sheen received fees as director of the Company in the amount of $2,400. Mr. Sheen's law firm also served as legal counsel to the Company for which his law firm was paid approximately $99,304 in 1994.

     (5) Mr. Erickson received $2,600 in directors fees and 38,000 shares of the Company's stock and $104,000 for services performed with respect to the Share Exchange Agreement in 1995.

     (5a) The market value of the 38,000 shares of the Company's stock received by Mr. Erickson in 1995 is not included in this column.

     (6) Mr. Erickson received $2,400 in directors fees and $10,000 for consulting services rendered.

     (7) In 1995, Mr. Hurd received $2,600 in directors fees, $13,750 in consulting fees and an additional $8,265 was paid by the Company to ST. GEORGE MAGAZINE for advertising. Mr. Hurd is the owner of Hurd Owens Hafen Inc., which publishes ST. GEORGE MAGAZINE.

     (8) In 1994, Mr. Hurd received $2,400 in directors' fees, $12,500 in consulting fees and $3,440 was paid to ST. GEORGE MAGAZINE for advertising. Mr. Hurd is the owner of Hurd Owens Hafen, Inc., which published ST. GEORGE MAGAZINE.

     (9)  Mr. Brown received $8,237 in commissions from sales of real estate.

     (10) Mr. Brown received $14,412 in commissions from sales of real estate.

     (11) Mr. Brown received $9,766 in commissions from sales of real estate.

     The following table shows the total number of options granted to each of the named persons during 1995 (both as the number of shares of Common Stock subject to such options and as a percentage of all options granted to employees during 1995) and, for each of these grants, the exercise price per share of Common Stock and option expiration date.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                   NUMBER OF        % OF TOTAL
                   SECURITIES      OPTIONS/SARS
                   UNDERLYING       GRANTED TO      EXERCISE OR
                  OPTIONS/SARS     EMPLOYEES IN     BASE PRICE        EXPIRATION
NAME              GRANTED (#)      FISCAL YEAR        ($/SH)             DATE
----              -----------      -----------        ------             ----

IMCC(1)           150,000 or            (3)           $3.35              2006
                  more (50.5%
                  interest)(2)

Robert D. Wolff       --               --              --                 --

R. Dee Erickson    8,000(4)          16.7%            $2.50           4/17/2004

Lyle Hurd          8,000(4)          16.7%            $2.50           4/17/2004

Ladd Worth            --               --              --                --
Eldredge

Gerry Brown        8,000(4)          16.7%            $2.50           4/17/2004

E. Jay Sheen       8,000(4)          16.7%            $2.50           4/17/2004
---------------------------

(1)  John Fife, CEO of the Company is the sole shareholder of IMCC.

(2) For a more detailed description of the IMCC Option, see "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement - July 3, 1993."

(3)  This option was not granted as a part of John Fife's employment.

(4) The option granted was made pursuant to the Company's 1994 Stock Option Plan, described below. The plan was approved by the shareholders in January 1995. None of these options were exercised during 1995. All of these presently exercisable options are above the market price of the underlying Common Stock.

     No SARs were outstanding in 1995 and 1996.

     The Company has no long-term incentive compensation plans other than the 1994 Stock Option Plan described herein. Gerry Brown, as the former President of the Company, is a participant in the Company's 1994 Stock Option Plan. Under the Plan, each of the six individuals were granted options for 25,000 shares of the Company's Common Stock, pursuant to the terms of a Non-Qualified Stock Option Agreement between each person and the Company, dated April 7, 1994. The option exercise price is $2.50 per share, the market price of the stock on the date of grant. Each of the granted options vest as follows: (a) 9,000 shares on the date of the Option Agreement; and (b) 8,000 shares on each of the next two anniversary dates of the Agreement (April 7, 1995, and April 7, 1996).

     Gerry Brown has an employment contract with the Company. The Company entered into a three year employment agreement with Mr. Brown on June 28, 1995.

DIRECTORS COMPENSATION

     Each director receives $200 per director's meeting. Also, directors who travel out of town to attend the meetings are, upon Board approval, reimbursed for their travel, lodging and meals. During 1995 through August 24, 1996, the directors served pursuant to the 1993 Settlement Agreement. The 1993 Settlement Agreement was terminated on August 29, 1996.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of October 8, 1996, certain information regarding the beneficial ownership of the Company's Common Stock by:
(1) each of the current directors of the Company; (2) each of the Company's current executive officers; and (3) the Company's directors and officers as a group.

--------------------------------------------------------------------------------
                       UTAH RESOURCES INTERNATIONAL, INC.
        COMMON STOCK OWNERSHIP BY DIRECTORS AND NAMED EXECUTIVE OFFICERS
                            AS OF OCTOBER 8, 1996
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                          BEFORE STOCK SPLIT          AFTER STOCK SPLIT*
--------------------------------------------------------------------------------------------
                                                     PERCENT OF                  PERCENT OF
NAME OF BENEFICIAL                      NUMBER OF    OUTSTANDING    NUMBER OF    OUTSTANDING
OWNER                  POSITION          SHARES        SHARES        SHARES        SHARES
--------------------------------------------------------------------------------------------
David Fife             Director              0             0%            0           0%
--------------------------------------------------------------------------------------------
John Fife, as sole     Director,       1,275,912(1)       50.5%       1276**         52%
shareholder of IMCC    Chief
                       Executive
                       Officer,
                       President and
                       Chairman of
                       the Board
--------------------------------------------------------------------------------------------
Lyle Hurd              Director            2,000(2)        .08%          2(3)       .08%
--------------------------------------------------------------------------------------------
Mark Jones             Director          326,310            13%        327**(3)      13%
--------------------------------------------------------------------------------------------
Jenny Morgan           Director            9,523           .38%         10**(3)     .41%
--------------------------------------------------------------------------------------------
Gerry Brown            Vice President      2,000(2)        .08%          2(3)       .08%
--------------------------------------------------------------------------------------------
Ladd Worth Eldredge    CFO, Secretary,         0             0%          0            0%
                       Treasurer
--------------------------------------------------------------------------------------------
DIRECTORS AND          Directors &     1,613,745(2)         64%      1,617           66%
OFFICERS AS A          Officers
GROUP                  (7 persons)
--------------------------------------------------------------------------------------------

* Assumes No Small-Lot Shareholder exercises the Round Up Option, and no remaining shareholder elects to purchase the Returned Shares.
** Assumes that Roundup Option is exercised by fractional shareholders.
(1) IMCC also holds a ten year option to purchase 150,000 or more additional shares of stock, so as to maintain its 50.5% interest in URI.
(2) Lyle Hurd and Gerry Brown each contend that he was granted an option for 25,000 shares pursuant to the Share Exchange Agreement. There is a dispute as to whether the option was granted. This issue will be resolved following an investigation in the coming year.
(3) In the event the proposed reverse split is effected, each of these individuals will be granted an option to purchase additional shares of URI's stock pursuant to the terms of the Returned Shares Option. For a more detailed description of this Returned Shares Option, see ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement - July 3, 1996.

     The following table sets forth, as of December 31, 1995, certain information regarding the beneficial ownership of the Company's Common Stock by: (1) each of the current directors of the Company; (2) each of the Company's current executive officers; and (3) the Company's directors and officers as a group.








------------------------------------------------------------------------------
                     UTAH RESOURCES INTERNATIONAL, INC.
      COMMON STOCK OWNERSHIP BY DIRECTORS AND NAMED EXECUTIVE OFFICERS
                           AS OF DECEMBER 31, 1995
------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
                                                                               PERCENT OF
                                                           NUMBER OF           OUTSTANDING
NAME OF BENEFICIAL OWNER          POSITION                  SHARES               SHARES
------------------------------------------------------------------------------------------
E. Jay Sheen                      Director                  40,000                2.161%
------------------------------------------------------------------------------------------
R. Dee Erickson                   Director                  48,100                2.598%
------------------------------------------------------------------------------------------
Lyle Hurd                         Director                   2,000(1)              .108%
------------------------------------------------------------------------------------------
John H. Morgan, Jr.               Director                   1,916(2)              .104%
------------------------------------------------------------------------------------------
Daisy R. Morgan                   Director                  38,617                2.086%
------------------------------------------------------------------------------------------
Robert D. Wolff                   CEO                      590,000(3)            31.871%
------------------------------------------------------------------------------------------
Gerry Brown                       President                  2,000(1)              .108%
------------------------------------------------------------------------------------------
Ladd Worth Eldredge               CFO, Secretary,                0                    0%
                                  Treasurer
------------------------------------------------------------------------------------------
DIRECTORS AND OFFICERS            Directors & Officers     722,633               39.036%
AS A GROUP                        (8 persons)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

(1) Lyle Hurd and Gerry Brown each contend that he was granted an option for 25,000 shares pursuant to the Share Exchange Agreement. There is a dispute as to whether the option was granted. This issue will be resolved following an investigation in the coming year.

(2) As a record holder only.

(3) Mr. Wolff held these shares in joint tenancy with his wife, Judith J. Wolff.

PRINCIPAL STOCKHOLDERS

     The following table sets forth information as of October 8, 1996 regarding each person other than directors of the Company who were known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Each person named has sole voting and investment power with respect to the shares beneficially owned by such person.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       UTAH RESOURCES INTERNATIONAL, INC.
                         5% OR GREATER BENEFICIAL OWNERS
                             AS OF OCTOBER 8, 1996
--------------------------------------------------------------------------------
                             NUMBER OF SHARES AND
NAME AND ADDRESS OF               NATURE OF                 PERCENT OF COMPANY
BENEFICIAL OWNER               BENEFICIAL OWNER             SHARES OUTSTANDING
--------------------------------------------------------------------------------
Inter-Mountain Capital            1,275,912                        50.5%
Corporation (1)
--------------------------------------------------------------------------------
Mark Technologies                  326,310                          13%
Corporation (2)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
(1) John Fife, Director, President, CEO and Chairman of the Board of the Company, is the sole shareholder of Inter-Mountain Capital Corporation.

(2) Mark Jones, Director of the Company, holds 100 shares individually and an additional 326,210 shares in his capacity as the controlling shareholder of Mark Technologies Corporation.

     The following table sets forth information as of December 31, 1995 regarding each person other than directors of the Company who were known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Each person named has sole voting and investment power with respect to the shares beneficially owned by such person.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       UTAH RESOURCES INTERNATIONAL, INC.
                         5% OR GREATER BENEFICIAL OWNERS
                             AS OF DECEMBER 31, 1995
--------------------------------------------------------------------------------
                             NUMBER OF SHARES AND
NAME AND ADDRESS OF               NATURE OF                 PERCENT OF COMPANY
BENEFICIAL OWNER               BENEFICIAL OWNER             SHARES OUTSTANDING
--------------------------------------------------------------------------------
Mark Technologies                  201,210                        10.869%
Corporation
--------------------------------------------------------------------------------
Robert D. Wolff and                590,000                        31.871%
Judith J. Wolff, as Joint
Tenants
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John H. Morgan, Jr., his wife, Daisy Morgan, the Estate of John H. Morgan, Sr. and Morgan Gas & Oil Co., a company controlled by John H. Morgan, Jr., and other members of Mr. Morgan's family, have owned interests in several entities (mostly partnerships) in which the Company also owns interests or with which the Company has engaged in certain transactions. Mr. Morgan is a co-personal representative of the Estate of John H. Morgan, Sr. The sole beneficiary of the Estate of John H. Morgan, Sr. is the John H. Morgan Sr. Sheltered Trust, of which Mr. Morgan is a co-trustee and a beneficiary. The Morgans and their affiliates' ownership in these partnerships was one of the subjects of the shareholders derivative lawsuit captioned as ERNEST MUTH, ET AL. V. JOHN
MORGAN, JR. ET AL., which was filed as Civil Number L-87-1632 in the Third Judicial District Court of Salt Lake County, Utal (the "First State Action").

TONAQUINT-INDIAN HILLS LIMITED PARTNERSHIP

     Tonaquint-Indian Hills was involved in developing condominiums in St. George in the 1980's. It has been inactive since before 1990, although it continues to hold liquid assets of approximately $15,500, which will be distributed when the partnership is dissolved. Effective May 7, 1993, all of the partnership interests held by John H. Morgan, Jr., Daisy R. Morgan, Dawn Delvie, and the Estate of John H. Morgan, Sr. were transferred to Utah Resources pursuant to the 1993 Settlement Agreement, aggregating 7.66% of the total partnership interests. After that, Mr. and Mrs. Morgan's daughters and Mr. Morgan's other sisters continued to own approximately 8.5% of the partnership interests, the Estate of John H. Morgan, Sr. owned 1.255%, and Morgan Gas & Oil Co. owned 8.46%.

     In the settlement of the shareholder's derivative lawsuit in 1993, approximately $120,000 of the amounts paid to the plaintiffs for their attorneys fees came from the liquidation of the remaining assets in Tonaquint-Indian Hills Limited Partnership. The partnership will be dissolved.

RESOURCES LIMITED PARTNERSHIP (ST. GEORGE HILTON INN)

     Effective May 1, 1993, URI owned 83.62% of Resources Limited Partnership, which owned and operated the St. George Hilton Inn. On that date, all of the partnership interests held by John H. Morgan, Jr., Daisy R. Morgan, Dawn Delvie, and the Estate of John H. Morgan, Sr. were transferred to URI pursuant to the 1993 Settlement Agreement aggregating 10.2955% of the total partnership interests. After that, Mr. and Mrs. Morgan's other sisters continued to own approximately .2% of the partnership interests, the Estate of John H. Morgan, Sr. owned .9765%, and Morgan Gas & Oil owned 7.49%

     Effective May 1, 1993, the St. George Hilton Inn was sold to St. George Inn L.C., an independent party. From the proceeds of the sale allocable to the sale of the St. George Hilton Inn, Resources Limited Partnership has paid all of the monies owned to the Company for the various loans and advances made to Resources Limited Partnership by the Company. Also, a portion of the purchase price was paid through the assumption by St. George Inn L.C. of the remaining obligations of Resources Limited Partnership on the notes described in the proceeding paragraph, and the Company and the other co-makers and guarantors were released. Resources Limited Partnership will be dissolved.

SERVICE STATION LIMITED PARTNERSHIP #2

     Effective May 1, 1993, URI owned 79% of Service Station Limited Partnership, which owned and operated the Texaco Service Station next to the St. George Hilton Inn. On that date, all of the partnership interests held by John
H. Morgan, Jr. and one-half interests held by the Estate of John H. Morgan, Sr. were transferred to URI pursuant to the settlement of the shareholders derivative lawsuit, aggregating 12% of the total partnership interests. After that, the Estate of John H. Morgan, Sr. continues to own 7% of the partnership interests and Morgan Gas & Oil Co. owns 14%

     Morgan Gas & Oil Co. holds notes in the total principal amount of $110,932 from the Service Station Partnership #2, ostensibly representing loans made by Morgan Gas & Oil to the partnership. Morgan Gas & Oil claims the loans are overdue. However, since the transactions were between related parties, all of whom were controlled by John H. Morgan, Jr. at the time of the transactions, and since the Company also advanced funds to the Service Station, the Company is performing an internal audit to verify the legitimacy of the losses and their proper characterization, before it determines whether to acknowledge and pay the debt. These notes payable are included in net assets of discontinued operations.

COUNTRY CLUB PARTNERSHIP

     In the mid-1980s, the Country Club Partnership, together with a partnership owned by two unrelated persons, owned approximately 6.9 acres of real property contiguous to the Southgate Golf Course, next to the St. George Hilton Inn. Effective May 1, 1993, all of the partnership interests held by John H. Morgan, Jr., Daisy R. Morgan, Dawn Delvic, and the Estate of John H. Morgan, Sr. were transferred to URI pursuant to the 1993 Settlement Agreement, aggregating 9.2% of the total partnership interests. Thereafter, the John H. Morgan, Sr. Sheltered Trust continued to own 4.2% of the partnership interests, and Morgan Gas & Oil Co. owned 8.4%. The partnership is in dissolution.

SOUTHGATE PLAZA

     URI owns 52.5% of the partnership interests in Southgate Plaza Limited Partnership, which is one of three general partners in Southgate Plaza General Partnership. The general partnership is involved in real property development activities in St. George, comprised mostly of selling its undeveloped properties for commercial development. Before May 1, 1993, the Company's ownership interest was 33.33%. After that date, interests held by John H. Morgan, Jr., Daisy R. Morgan, Dawn Delvic, and the John H. Morgan, Sr. Sheltered Trust were transferred to URI pursuant to the 1993 Settlement Agreement, aggregating 19.16% of the total partnership interests.

SOUTHGATE PALMS

     Prior to May 1, 1993, URI and Tonaquint, Inc. owned 98% of the partnership interests in Southgate Palms Limited Partnership, which was one of the three general partners of the Southgate Palms General Partnership, formed to conduct real property development activities in St. George in the mid-1980s. Effective May 1, 1993, the 2% partnership interests held by Mr. and Mrs. Morgan were transferred to URI pursuant to the 1993 Settlement Agreement, resulting in the dissolution of the partnership.

SOUTHGATE PARTNERSHIP TRANSACTIONS

     The Company, John H. Morgan, Jr. and Daisy R. Morgan have signed a number of notes as general partner, co-makers or guarantors, the proceeds of which were used by the three Southgate general partnerships discussed above. The balance of the only remaining bank note of approximately $396,000 was paid in full during 1993, and was extinguished during 1994. Payments on this note, as well as other expenses of the Southgate general partnerships are made in equal thirds between the respective limited partnerships, and Mike Hughes and the Estate of Ralph O. Brown, the other two general partners in the Southgate general partnerships. The limited partnerships' shares of such payments are made by the Company and its subsidiary.

MARK G. JONES TRANSACTIONS

     On December 22, 1995, Mark Technologies Corporation, a California corporation ("MTC") which is a wholly owned subsidiary of METC, Inc., a California corporation ("METC") whose controlling shareholder and board member is Mark G. Jones (a director of the Company), acquired 201,210 shares of common stock of the Company from Morgan Gas & Oil Co., in consideration for the pay down of a promissory note dated as of January 1, 1995 associated with the sale of a limited partnership interest in a California limited partnership owned by MTC. The promissory note issued by Morgan Gas & Oil Co. to MTC was credited by the amount of $603,630 ($3.00 per share) as consideration of the transfer of the 201,210 shares of URI Common Stock to MTC. One hundred (100) shares of URI Common Stock were previously acquired by Mark G. Jones, by gift from JH Morgan and DR Morgan on May 9, 1995.

     Subsequent to the period covered by this report, on April 20, 1996, Mark Technologies Corporation, a California corporation ("MTC") which is a wholly owned subsidiary of METC, Inc., a California corporation ("METC") whose controlling shareholder and board member is Mark G. Jones, acquired 125,000 shares of URI stock from the Morgan Charitable Trust. A promissory note was issued to the Morgan Family Charitable Trust by MTC in the principal amount of $375,000 ($3.00 per share) as the entire consideration received for the transfer of the 125,000 shares of URI stock. The promissory note is secured by certain project revenues otherwise payable to a wholly-owned subsidiary of METC.

JOHN FIFE TRANSACTION

     Subsequent to the period covered by this report, John Fife, as the sole shareholder of IMCC, acquired a 50.5% interest in the Company on July 3, 1996. For a more detailed description of this acquisition see "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement -- July 3, 1996."

SHARE EXCHANGE AGREEMENT TRANSACTION

     On June 13, 1995 the Company consummated the exchange of 590,000 shares of its common stock in exchange for the receipt of all issued and outstanding stock of Midwest (the

"Share Exchange Agreement"). Midwest was wholly owned by Robert D. Wolff, subsequent CEO of the Company, and Judith J. Wolff. Among other things, the Share Exchange Agreement provided for the payment of compensation, for services rendered, by the Company to R. Dee Erickson and E. Jay Sheen (both directors of the Company) in the amount of 38,000 shares each of the Company's Common Stock and $104,000 each. For a more detailed description of the Share Exchange Agreement, see "ITEM 1 DESCRIPTION OF BUSINESS/Share Exchange Agreement."

1996 SETTLEMENT AGREEMENT TRANSACTION AND RELATED TRANSACTIONS

     The following amounts were paid through August 14, 1996 by the Company in connection with the 1996 Settlement Agreement, the Morgan Settlement Agreement and the IMCC Stock Purchase Agreement:

     Hunter & Brown, approximately $34,843.08, as legal counsel for Mark Jones, Director of the Company;

     Campbell, Maack & Sessions, approximately $167,987.68, as legal counsel, as follows, $81,000 for legal services performed for Anne and Victoria Morgan, daughters of John H. Morgan, Jr. and Daisy R. Morgan, both Directors of the Company in 1995, pursuant to the 1996 Settlement Agreement with the balance of $86,987.68 for services performed as legal counsel for Mark Technologies Corporation, a corporation controlled by Mark Jones, Director of the Company;

     Dorton, Jones, Nicolatus & Stuart Inc., approximately $4,225, as experts for Mark Technologies Corporation, a corporation controlled by Mark Jones;

     Mark Technologies Corporation, approximately $10,090.03 a corporation controlled by Mark Jones, a Director of the Company, for a retainer paid to Dorton, Jones, Nicolatus & Stuart, Inc. and for certain out-of-pocket expenses;

     Victoria Morgan, daugher of John H. Morgan, Jr. and Daisy R. Morgan, in the amount of $58,966.70 for repurchase of all shares owned in the Company by Ms. Morgan;

     Anne Morgan, daughter of John H. Morgan, Jr. and Daisy R. Morgan, in the amount of $76,882.50 for a repurchase of all shares owned in the Company by Ms. Morgan;

     John H. Morgan, Jr., in the amount of $89,229.81, representing the total monetary judgment collected from him by the Company pursuant to the Murphy Order and all amounts covered by the Order regarding Stay of Execution and Acceptance of Undertaking under the Murphy Order;

     Robinson & Sheen, L.L.C. $76,133.54, as counsel for the Company;

     Jardine, Linebaugh & Dunn, approximately $22,732.97, as counsel for the Company;

     Wildman, Harrold, Allen & Dixon, approximately $72,433.52, as counsel for IMCC, a company wholly owned by John Fife, Director, CEO, President and Chairman of the Board of the Company;

     Giauque, Crockett, Bendinger & Peterson, $22,391.68, as counsel for IMCC, IMCC, a company wholly owned by John Fife, Director, CEO, President and Chairman of the Board of the Company;

     IMCC, a company wholly owned by John Fife, Director, CEO, President and Chairman of the Board of the Company, approximately $5,014.79 for reimbursement of the retainer to Giaugue, Crockett, Bedirger; and

     Brown Wright & Associates, approximately $19,937.45 as experts for the Company.

LEGAL REPRESENTATION OF THE COMPANY

     During 1994 and 1995, the law firms of Moyle Draper and Robinson & Sheen, L.L.C. provided legal representation to the Company. E. Jay Sheen, a former director of the Company, was a partner at Moyle Draper and currently is a partner at Robinson & Sheen. During 1994, Moyle Draper received approximately $99,304 in legal fees. During 1995, Robinson & Sheen received approximately $144,800.29 in legal fees and Moyle Draper received approximately $46,666 in legal fees.

COMMISSION AND CONSULTING FEES

     1994

     During 1994, Lyle Hurd, and R. Dee Erickson, both directors of the Company, received consulting fees from the Company in the amounts of $12,500 and $10,000 respectively. An additional $3,440 was paid by the Company to ST. GEORGE MAGAZINE for advertising. Mr. Hurd, who also served as Director of Marketing of the Company, is the owner of Hurd Owens Hafen, Inc., which publishes ST. GEORGE MAGAZINE. In 1994, Gerry Brown, President of the Company, received $14,412 in commissions for sales of real estate.

     1995

     During 1995, Lyle Hurd, a director of the Company and Director of Marketing, received $13,750 in consulting fees. An additional $8,265 was paid by the Company to ST. GEORGE MAGAZINE for advertising. Mr. Hurd, who also served as Director of Marketing of the Company, is the owner of Hurd Owens Hafen, Inc., which publishes ST. GEORGE MAGAZINE, among others. In 1995, Gerry Brown, the President of the Company, received $8,327 in commissions.

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - See Exhibit Index below.

     (b) Reports on Form 8-K -- The registrant filed no reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.



                                 EXHIBIT INDEX

                    ANNUAL REPORT ON FORM 10-KSB - 1995
                     UTAH RESOURCES INTERNATIONAL, INC.
                             SEC FILE NO.


EXHIBIT NO.        EXHIBIT DESCRIPTION                     LOCATION/INCORPORATION BY REFERENCE

2.1           Share Exchange Agreement                Incorporated by reference to Exhibit 3 to Form 8-K as filed July 20, 1995

2.2           Stock Purchase Agreement                Incorporated by reference to Exhibit 1 to Form 13D-A as filed
                                                      September 9, 1996

3.1           Articles of  Incorporation of Utah      Incorporated by reference to Exhibit 3.A to the Company's registration
              Resources International, Inc.           statement on Form 10 as filed June 22, 1981

3.2           Bylaws of Utah Resources                Incorporated by reference to Exhibit 3.B to the Company's registration
              International, Inc.                     statement on Form 10KSB as filed June 22, 1981

              Amendment of Bylaws dated               Incorporated by reference to Exhibit 3.3 to the Company's Annual Report of
              November 17, 1992                       Form 10-KSB for the year ended December 31, 1992

3.4           Amendment of Bylaws -                   Incorporated by reference to Exhibit 3.4 to the Company's Annual Report of
              December, 1994                          Form 10-KSB for the year ended December 31, 1994

3.5           Amendment to Articles of                Incorporated by reference to Exhibit 3.5 to the Company's Annual Report of
              Incorporation adopted by                Form 10-KSB for the year year ended December 31, 1994
              shareholders January 26, 1995

10.1          B & E Securities Profit Sharing         Incorporated by reference to Exhibit 10 to the Company's registration
              Agreement                               statement on Form 10 as amended and filed May 20, 1982

10.2          Southgate Palms Partnership             Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on
              Agreement                               Form 10-KSB for the year ended December 31, 1986

10.3          Southgate  Palms Plaza Limited          Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on
              Partnership Agreement                   Form 10-KSB for the year ended December 31, 1986

10.4          Southgate Plaza Partnership             Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on
              Agreement                               Form 10-KSB for the year ended December 31, 1986



EXHIBIT NO.   EXHIBIT DESCRIPTION                          LOCATION/INCORPORATION BY REFERENCE

10.5          Southgate Plaza Limited                 Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on
              Partnership Agreement                   Form 10-KSB for the year ended December 31, 1985

10.6          Southgate Resort Partnership            Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on
              Agreement                               Form 10-KSB for the year ended December 31, 1985

10.7          Southgate Resort Limited                Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on
              Partnership Agreement                   Form 10-KSB for the year ended December 31, 1985

10.8          Resources Limited Partnership           Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on
              Agreement with amendments               Form 10-KSB for the year ended December 31, 1985

10.9          Tonaquint-Indian Hills Limited          Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on
              Partnership Agreement                   Form 10-KSB for the year ended December 31, 1985

10.10         Lease Agreement - Court Club            Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on
              Property                                Form 10-KSB for the year ended December 31, 1985

10.11         Service Station Limited Partnership     Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
              #2 - Partnership Agreement              Form 10-KSB for the year ended December 31, 1986

10.20         Settlement Agreement dated              Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on
              July 31, 1989, with C.E.C.              Form 10-KSB for the year ended December 31, 1989
              Industries Corp.

10.21         Addendum to Settlement Agreement        Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on
              with C.E.C. Industries Corp             Form 10-KSB for the year ended December 31, 1989

10.22         Option Agreement dated                  Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on
              November 29, 1989 re: C.E.C.            Form 10-KSB for the year ended December 31, 1989
              Industries Corp.

10.23         Trust Deed Note dated November          Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on
              29, 1989 re: C.E.C. Industries Corp.    Form 10-KSB for the year ended December 31, 1989

10.24         Trust Deed dated November 29,           Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on
              1989 re: C.E.C. Industries Corp.        Form 10-KSB for the year ended December 31, 1989

10.25         Mutual Releases re: C.E.C.              Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on
              Industries Corp.                        Form 10-KSB for the year ended December 31, 1989

10.26         Mutual Release re: Counterclaim         Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on
                                                      Form 10-KSB for the year ended December 31, 1989





EXHIBIT NO.   EXHIBIT DESCRIPTION                          LOCATION/INCORPORATION BY REFERENCE

10.27         Dissolution Agreement dated             Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on
              April 28, 1989 re: Southgate Palms      Form 10-KSB for the year ended December 31, 1989

10.28         Promissory Note dated March 29,         Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on
              1991 executed by Resources              Form 10-KSB for the year ended December 31, 1990
              Limited Partnership

10.29         Deed of Trust dated March 29, 1991      Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on
              executed by Resources Limited           Form 10-KSB for the year ended December 31, 1990
              Partnership

10.30         Settlement Agreement dated April        Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on
              6, 1993 **                              Form 10-KSB for the year ended December 31, 1992

10.31         Real Estate Contract dated May 3,       Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on
              1993 between Resources Limited          Form 10-KSB for the year ended December 31, 1992
              Partnership, Tonaquint, Inc., and
              St. George Inn, L.C.

10.32         Options Contract dated May 21,          Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on
              1993, between Service Station           Form 10-KSB for the year ended December 31, 1992
              Limited Partnership #2 and St.
              George Inn, L.C.

10.33         Assignment of Partnership and           Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on
              Limited Partnership Interests           Form 10-KSB for the year ended December 31, 1992
              dated May 7, 1993

10.34         Share Exchange Agreement                Incorporated by reference to Exhibit 3 to Form 8-K as filed July 20, 1995

10.35         Stock Purchase Agreement                Incorporated by reference to Exhibit 1 to Form 13D-A as filed
                                                      September 9, 1996

10.36         Splitoff Agreement                      Filed Herein

10.37         Morgan Settlement Agreement             Filed Herein

10.38         1996 Settlement Agreement               Filed Herein

   21         List of Subsidiaries                    Incorporated by reference to Exhibit 21 to the Company's Annual Report on
                                                      Form 10-KSB for the year ended December 31, 1992

______________

** Confidential treatment has been granted with respect to information contained in this exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Utah Resources International, Inc.


Date: 1/8/97                      By:   /s/ John Fife
      -----------                       ---------------------------------------
                                        John Fife
                                        Its Director, President and Chairman of
                                        the Board, and CEO


Date: 1/8/97                      By:   /s/ Gerry T. Brown
      -----------                       ---------------------------------------
                                        Gerry T. Brown
                                        Its Vice President


Date: 1/8/97                      By:   /s/ Ladd Worth Eldredge
      -----------                       ---------------------------------------
                                        Ladd Worth Eldredge
                                        Its Treasurer, Secretary and CFO

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 1/8/97                       By:  /s/ John H. Morgan, Jr.
      -----------                       ---------------------------------------
                                        John H. Morgan, Jr.
                                        Former Director


Date: 1/8/97                       By:  /s/ Lyle D. Hurd
      -----------                       ---------------------------------------
                                        Lyle D. Hurd
                                        Director


Date: 1/8/97                       By:  /s/ Daisy R. Morgan
      -----------                       ---------------------------------------
                                        Daisy R. Morgan
                                        Former Director

Date:                              By:
      -----------                       ---------------------------------------
                                        E. Jay Sheen
                                        Former Director


Date:                              By:
      -----------                       ---------------------------------------
                                        R. Dee Erickson
                                        Former Director


Date:                              By:
      -----------                       ---------------------------------------
                                        Jenny Morgan
                                        Director


Date:                              By:
      -----------                       ---------------------------------------
                                        Mark G. Jones
                                        Director


Date: 1/8/97                       By:  /s/ David Fife
      -----------                       ---------------------------------------
                                        David Fife
                                        Director

                                 UTAH RESOURCES
                               INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS



                                       CONTENTS

                                                                     PAGE
                                                                     ----


Independent Auditors' Report                                          F-1

Balance sheet, December 31, 1994                                      F-2

Statements of operations for the years
 ended December 31, 1994 and 1993                                     F-3

Statement of stockholders' equity for the
 years ended December 31, 1994 and 1993                               F-4

Statement of cash flows for the years ended
 December 31, 1994 and 1993                                           F-5

Notes to consolidated financial statements                            F-7

Independent Auditors' Report                                          F-18

Balance Sheet, December 31, 1995                                      F-19

Statements of operations for the years
 ended December 31, 1995 and 1994                                     F-20

Statements of stockholders' equity for
 the years ended December 31, 1995 and 1994                           F-21

Statement of cash flows for the years ended
 December 31, 1995 and 1994                                           F-22

Notes to consolidated financial statements                            F-24

                             INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF
UTAH RESOURCES INTERNATIONAL, INC.,
AND SUBSIDIARIES


    We have audited the accompanying consolidated balance sheet of Utah Resources International, Inc., and subsidiaries at December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Utah Resources International, Inc., and subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for the two years ended December 31, 1994, in conformity with generally accepted accounting principles.




March 24, 1995
                                         F-1

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                        ASSETS

                                  DECEMBER 31, 1994


    ASSETS

Cash and cash equivalents                                  $2,138,795
Accounts receivable                                           254,312
Note receivable from related party                             10,899
Notes receivable                                              200,267

Property and equipment, net of
  accumulated depreciation and
  amortization of $42,098                                      30,027

Real estate held for resale                                   627,214
Royalty interest in petroleum and mineral
  production, net of amortization of $37,687                   12,523
Other assets                                                   19,799
                                                           ----------

                                                           $3,293,836
                                                           ----------
                                                           ----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $  160,534
Accrued expenses                                              291,331
Earnest money deposits                                         36,000
Notes payable                                                 657,545
Income taxes payable                                              201
Deferred income taxes                                         300,000
                                                           ----------

    Total liabilities                                       1,445,611
                                                           ----------

Minority interest                                             183,121

Commitment and contingencies                                      -

Stockholders' equity:
  Common stock; par value $.10 per share,
    5,000,000 shares authorized,
    1,284,027 shares issued and outstanding                   128,403
Additional paid-in capital                                    127,174
Retained earnings                                           1,409,527
                                                           ----------

    Total stockholders' equity                              1,665,104
                                                           ----------

                                                           $3,293,836
                                                           ----------
                                                           ----------

See accompanying notes to consolidated financial statements.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                YEARS ENDED
                                                                 DECEMBER 31,
                                                                -------------
                                                            1994          1993
                                                            ----          ----

Sales                                                 $2,274,222       758,114

Cost of sales                                            567,453       113,396
                                                      ----------     ---------

    Gross profit                                       1,706,769       644,718

General and administrative expenses                      678,368       628,462
                                                      ----------     ---------

    Income from operations                             1,028,401        16,256
                                                      ----------     ---------

Other income (expense):
    Rental income                                         32,183        87,904
    Royalty income                                        92,455        98,554
    Interest and dividend income                          50,458        52,109
    Interest expense                                     (60,020)      (64,837)
    Litigation settlement                                    -        (690,000)
    Other income (expense)                               (18,074)        9,430
                                                      ----------     ---------

         Total other income (expense)                     97,002      (506,840)
                                                      ----------     ---------

Income (loss) before minority interest and
  provision for income taxes                           1,125,403      (490,584)

Minority interest in net income of subsidiaries           29,109           380
                                                      ----------     ---------

Income (loss) before provision for income taxes        1,154,512      (490,204)

Income tax (provision) benefit                          (436,000)      144,000
                                                      ----------     ---------

Income (loss) from continuing operations                 718,512      (346,204)

Discontinued operations:
    Income from discontinued operations                      -           7,878
    (Loss) income from disposal of discontinued
       operations net of income taxes (benefit)
       expense of $(16,000) and $82,000                  (31,416)      160,867
                                                      ----------     ---------
         Total discontinued operations                   (31,416)      168,745
                                                      ----------     ---------

Net income (loss)                                     $  687,096      (177,459)
                                                      ----------     ---------
                                                      ----------     ---------

Earnings (loss) per share                                   $.54          (.12)
                                                            ----          ----
                                                            ----          ----


See accompanying notes to consolidated financial statements.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        YEARS ENDED DECEMBER 31, 1994 AND 1993





                                                 COMMON STOCK     ADDITIONAL                               TREASURY STOCK
                                               ----------------    PAID-IN       RETAINED                  ---------------
                                      SHARES         AMOUNT        CAPITAL       EARNINGS         SHARES         AMOUNT
                                      ------         ------       ----------     --------         ------         ------

Balance, January 1, 1993           2,205,822       $220,582        730,913        899,890        654,795        713,918

Treasury shares cancelled           (654,795)       (65,479)      (648,439)           -         (654,795)      (713,918)

Common stock acquired in
litigation and cancelled            (285,000)       (28,500)        28,500            -              -              -

Common stock issued for
services                              18,000          1,800         16,200            -              -              -

Net (loss)                               -              -              -         (177,459)           -              -
                                   ---------       --------       --------       --------       --------       --------

Balance, December 31, 1993         1,284,027        128,403        127,174        722,431            -              -

Net income                               -              -              -          687,096            -              -
                                   ---------       --------       --------       --------       --------       --------

Balance, December 31, 1994         1,284,027       $128,403        127,174      1,409,527            -              -
                                   ---------       --------       --------       --------       --------       --------
                                   ---------       --------       --------       --------       --------       --------




See accompanying notes to consolidated financial statements.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  YEARS ENDED
                                                                   DECEMBER 31,
                                                                  -------------
                                                            1994          1993
                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ 687,096      (177,459)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization                         22,756        40,667
    Minority interest in net (income)
      of subsidiaries                                    (29,109)         (380)
    (Gain) loss on disposition of assets                 (36,267)        5,890
    Bad debt expense                                         -          22,003
    Loss on marketable securities                            -           6,194
    Common stock issued for services                         -          18,000
    (Increase) decrease in:
       Accounts receivable                              (238,503)       29,748
       Prepaid expenses                                   76,403       (15,702)
       Real estate held for resale                       100,263      (157,879)
       Refundable income taxes                           443,201      (443,000)
    (Decrease) increase in:
       Accounts payable                                    8,302       108,304
       Accrued expenses                                  171,488        (7,777)
       Ernest money deposits                             (10,000)      (65,141)
       Deferred income tax                               300,000       (88,052)
                                                       ---------      --------

              Net cash provided by (used in)
              operating activities                     1,495,630      (724,584)
                                                       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from marketable securities                     29,920       329,038
  Proceeds from disposition of assets                    390,000         4,155
  Payments on notes receivable                           160,989       121,413
  Decrease (increase) in net assets of
      discontinued operations                                -         264,833
  Purchase of property and equipment                      (7,601)       (3,560)
  Increase in notes receivable                          (206,843)     (151,836)
  Increase (decrease) in minority interest               (51,126)      178,103
  Decrease (increase) in other assets                      3,289        (8,363)
                                                       ---------      --------

              Net cash provided by
              Investing activities                       318,628       733,783
                                                       ---------      --------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

                                                                YEARS ENDED
                                                                 DECEMBER 31,
                                                                -------------
                                                            1994          1993
                                                            ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                           27,249       400,000
    Payments on notes payable                            (72,315)      (89,346)
                                                      ----------      --------

              Net cash provided by (used
              in) financing activities                   (45,066)      310,654
                                                      ----------      --------

Increase in cash                                       1,769,192       319,853

Cash and cash equivalents, beginning of year             369,603        49,750
                                                      ----------      --------

Cash and cash equivalents, end of year                $2,138,795       369,603
                                                      ----------      --------
                                                      ----------      --------


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

1993

    The Company acquired a vehicle for a note payable of $23,049

    The Company retired its treasury stock

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for

                                                           1994          1993
                                                           ----          ----

         Interest                                        $36,992        64,837
                                                         -------        ------
                                                         -------        ------

         Income taxes                                     $  -             -
                                                          ------         -----
                                                          ------         -----


See accompanying notes to consolidated financial statements.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEARS ENDED DECEMBER 31, 1994 AND 1993



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS
         Utah Resources International, Inc., and consolidated entities (the Company) is engaged primarily in the development of real estate including the sale of developed and undeveloped real estate. The Company's assets are located in the Rocky Mountain West.

    PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the financial statements of Utah Resources, Inc., Tonaquint Inc. and a number of general partnerships of which the Company has ownership in excess of 50 percent and has management responsibility. All material intercompany transactions and balances have been eliminated in consolidation of the Companies and partnerships.

         Effective April 30, 1993, the Company sold the St. George Hilton Inn (Hilton) for cash and closed the service station adjacent to the Hilton. The financial statements reflect the operations of the Hilton and the service station as discontinued operations for the period January 1, 1993 through April 30, 1993. The net assets of discontinued entities are included on the balance sheet in other assets.

    METHOD OF RECOGNITION OF INCOME
    Real Estate
         Profits on sale of developed lots, developed land and raw land are recognized in accordance with standards established for the real estate industry which generally provide for deferral of all or part of the profit on a sale if the buyer does not meet certain down payment requirements or certain other tests of the buyer's financial commitment to the purchase, or the seller is required to perform significant obligations subsequent to the sale.

         Cost of sales include a pro rata portion of acquisition and development costs (including estimated costs to complete) along with sales commissions, closing costs and other costs specifically related to the sale.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    METHOD OF RECOGNITION OF INCOME - CONTINUED
    Other
         Royalty income is recognized when received. The Company has overriding mineral and oil and gas royalty interests and thus exercises no control over the activities of the royalty payors and is notified of the amounts or royalties due when the cash is received.

    PROPERTY AND EQUIPMENT
         Property and equipment is carried at cost. Depreciation is computed using the straight-line method based upon the following useful lives:

              Building                                      15-30 years
              Furniture and equipment                        3-10 years

    REAL ESTATE HELD FOR RESALE
         Real estate held for resale includes developed lots, land underdeveloped and raw land. Real estate held for resale is carried at the lower of cost or market. The cost of development of building lots includes the land and the related costs of development (planning, survey, engineering and other) which are capitalized. The cost of interest and property taxes are expensed.

    INTANGIBLE ASSETS
         The cost of identifiable intangible assets, consisting of royalties, is being amortized on a straight-line basis over the expected productive life of the asset, 15 years. The intangible costs during the construction of the Hilton were being amortized over 40 years on a straight line basis. The unamortized intangible costs of construction were offset in determining the gain on disposal of discontinued operations.

    INCOME TAXES
         Deferred income taxes are provided for temporary differences in reporting income for financial statement and tax purposes arising primarily from differences between financial reporting and income tax reporting in the methods of accounting for depreciation of property and equipment and construction contracts.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    INCOME TAXES - CONTINUED
         Effective January 1, 1993, the Company adopted the provision of SFAS 109 "Accounting for Income Taxes." The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

    EARNINGS PER SHARE
         The weighted average of outstanding common shares is approximately 1,284,000 shares and 1,418,000 shares for the years ended December 31, 1994 and 1993, respectively.

    STATEMENT OF CASH FLOWS
         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    CONCENTRATION OF CREDIT RISK
         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

    RECLASSIFICATIONS
         Certain prior period amounts have been reclassified to be consistent with the current year presentation.


(2) ACCOUNTS RECEIVABLE

         The Company has included in accounts receivable $130,963 which is from a company controlled by the majority shareholder of the Company and $121,854 which is from various related partnerships.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(3) NOTE RECEIVABLE FROM RELATED PARTY

         The Company has the following note receivable from a related party at December 31, 1994:

         Note receivable from a stockholder and director
         requiring monthly payment of $500 including
         interest at 8%, secured by real estate            $10,899
                                                           -------
                                                           -------

         Future maturities of the note receivable from a related party are as follows:

                        YEAR                               AMOUNT
                        ----                               ------

                        1994                               $ 8,029
                        1995                                 2,870
                                                           -------

                        Total                              $10,899
                                                           -------
                                                           -------


(4) NOTES RECEIVABLE

         The Company has the following notes receivable at December 31, 1994:

         Note receivable from an individual at
         9.0% interest, due in March, 1996,
         secured by real estate                           $175,267

         Note receivable from an individual at
         8% interest, due in January 1995                   25,000
                                                           -------

                                                          $200,267
                                                          --------
                                                          --------

         Future maturities of notes receivable are as follows:

                        YEAR                                         AMOUNT

                        1995                                       $ 25,000
                        1996                                        175,267
                                                                   --------

                        Total                                      $200,267
                                                                   --------
                                                                   --------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5) REAL ESTATE HELD FOR RESALE

         Real estate held for resale consists of the following real estate in the St. George, Utah area at December 31, 1994:

    DEVELOPED
         The Company has 7 developed residential lots along with approximately
    3.5 acres of commercial developed real estate with an aggregate cost of $152,924.

    RAW LAND AND PARTIALLY DEVELOPED LAND
         The Company has approximately 410 acres of real estate that is currently planned for single family dwelling lots, commercial development and multiple housing. The aggregate cost of the raw land and partially developed land is $474,290.


(6) ACCRUED EXPENSES

         Accrued expenses at December 31, 1994 consist of the following:

              Deficit in investment in partnership              $180,993
              Accrued interest                                    33,036
              Other accrued expenses                              77,302
                                                                --------

                   Total                                        $291,331
                                                                --------
                                                                --------


(7) NOTES PAYABLE

         The Company has the following notes payable at December 31, 1994:

         Note payable to a trust requiring quarterly
         interest payments at 10%, principal due
         in 1996 secured by certain real estate held
         for resale                                             $400,000

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7) NOTES PAYABLE - CONTINUED

         Notes payable to a governmental entity
         requiring annual payments of approximately
         $21,000 plus interest at 5.94%, secured
         by real estate                                         164,576

         Note payable to entity requiring annual
         payments of $10,386 including interest
         at 9%, secured by real estate                           74,372

         Note payable to a financial institution
         requiring monthly payments of $477
         including interest at 8.75%, secured
         by a vehicle                                            18,597
                                                               --------

                   Total                                       $657,545
                                                               --------
                                                               --------

         Future maturities of notes payable are as follows:

                        YEAR                                    AMOUNT
                        ----                                    ------

                        1995                                    $ 49,964
                        1996                                     429,346
                        1997                                      30,441
                        1998                                      30,796
                        1999                                      20,940
                        Thereafter                                96,058
                                                                --------
                        Total                                   $657,545
                                                                --------
                                                                --------


(8) DISCONTINUED OPERATIONS

         Effective May 1, 1993, the Company sold the Hilton Inn in St. George, Utah, along with four acres of adjoining land. The Company realized gross cash proceeds of $1,700,000. At December 31, 1994 and 1993, net assets (liabilities) of discontinued assets were $9,975 and $(12,509), respectively. The consolidated statements of operations have been restated to report the operations of the Hilton Inn as income from discontinued operations.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(8) DISCONTINUED OPERATIONS - CONTINUED

         The service station adjacent to the Hilton Inn was also closed and has been included in discontinued operations.

         The results of operations for the period January 1, to April 30, 1993 of these businesses are summarized as follows:

              Net sales                                          $1,191,591
                                                                 ----------
                                                                 ----------

              Income from operations before income taxes              7,878

              Income taxes                                               -
                                                                     ------

              Income from discontinued operations                    $7,878
                                                                     ------
                                                                     ------


(9) INCOME TAXES

         Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." Under provisions of SFAS 109 the Company elected not to restate prior years and has determined that the cumulative implementation was immaterial. The effect of this change in the 1993 operations was also not material.

         The (provision) benefit for income taxes is as follows:

                                                      1994          1993
                                                      ----          ----
                   Current                       $(136,000)       55,948
                   Deferred                       (300,000)       88,052
                                                 ---------       -------

                                                 $(436,000)      144,000
                                                 ---------       -------
                                                 ---------       -------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(9) INCOME TAXES - CONTINUED

         The (provision) benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

                                                           1994          1993
                                                           ----          ----
         Income tax (expense) benefit at federal
          statutory rates                             $(392,000)       60,000
         State income taxes                             (50,000)       10,000
         Common stock received in settlement                 -        (26,000)
         Income taxes for discontinued operations        16,000        82,000
         Other                                          (10,000)       18,000
                                                      ---------       -------

                                                      $(436,000)      144,000
                                                      ---------       -------
                                                      ---------       -------

         Deferred income taxes have been established to reflect timing differences between financial reporting and income tax purposes. The primary differences are as follows:

                                                           1994          1993
                                                           ----          ----

         Condemnation sales                            $300,000           -
                                                       --------         -----
                                                       --------         -----

(10) STOCKHOLDERS' EQUITY

         In 1993 the Company settled litigation (see note 11). As part of the settlement, the Company's largest stockholder and other individuals contributed to the Company 285,000 shares of the Company's common stock which were then retired by the Company. No value was recorded on the receipt of the common stock.

         In 1993 the Company also retired the 654,795 shares it held in treasury stock.

         In 1989 the Company settled litigation with another entity which provided the other entity the right to purchase up to 42.4 acres of real estate from the Company in exchange for 409,716 shares of common stock of the Company. Under terms of the settlement agreement, the other entity could purchase up to 10.6 acres per year in exchange for 102,429 shares of common stock. As of December 31, 1994, the other entity has the option to acquire a total of 10.6 acres for 102,429 shares of the Company's common stock.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(11) LITIGATION

         In 1993 the Company settled litigation between certain shareholders and the Company and its board of directors relating to breaches of fiduciary responsibility and wasting of the Company's assets. The litigation had been on going for several years. Under terms of the settlement agreement, the Company received 285,000 shares of the Company's common stock along with $100,000 cash. In addition, certain minority partnership interests were transferred to the Company. The shareholders were also allocated two members on the Company's five member board of directors. The Company in turn was required to pay the stockholders related legal expenses and out-of-pocket costs. The Company realized a loss of $690,000 in 1993 as a result of the litigation settlement.

         The Company is involved in certain other litigation where the Company has prevailed. The opposing side has filed an appeal of the decision. It is not known the final outcome but the Company is vigorously defending its position. Management believes that the final outcome will not have a material effect on the financial position of the Company.


(12) CONTINGENCIES

         The Company, through predessor entities, has understandings where certain individuals may be entitled to an interest in the ownership or profits on unidentified projects. This contingency is currently in litigation on appeal.

         In addition, the Company has accrued amounts totaling $82,969 for potential amounts owing from transactions which took place a number of years ago. It cannot be determined if and when such amounts will be paid. That balance is included in accrued expenses.

         The Company is aware of certain unasserted claims which could result in claims in excess of amounts accrued in the financial statements. Management believes that any such claim, if asserted, will not result in any adverse affect on the financial position of the Company.

         The Company is in the process of remediation of the service station property. It is not known if any additional costs over what the Company has accrued will be needed to complete the remediation.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(13) COMMITMENTS

         The Company leases its office facility under a year lease requiring monthly payments of $950 which expires in August 1995. Lease expense was $4,750 in 1994.

         The Company leases certain office equipment under operating lease agreements. Those agreements require monthly payments of $198 which expire between 1995 and 1996. Annual lease expense under these agreements is $2,375 and $1,974 for the years ended December 31, 1994 and 1993. Minimum payments under the noncancellable operating leases are as follows:

                   YEAR                                    AMOUNT
                   ----                                    ------

                   1995                                    $2,375
                   1996                                       395
                                                           ------

                   Total                                   $2,770
                                                           ------
                                                           ------


(14) SIGNIFICANT CUSTOMERS

         The Company had land sales to the following significant customers in 1994 and 1993:

                                                1994        1993
                                                ----        ----

              Customer A                    $979,000          -

              Customer B                    $254,000     352,000


(15) STOCK OPTION PLAN

         In 1994, the Company established a stock option plan wherein the five directors and the Company's president were each granted options to acquire 25,000 shares of the Company's stock at $2.50 per share. The options vest as follows: 9,000 shares at the option date and 8,000 shares in 1995 and 8,000 shares in 1996.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(16) SUBSEQUENT EVENTS

    ACQUISITION
         The Company has entered into a preliminary agreement where it has agreed to acquire Midwest Construction and Maintenance through a stock for stock transactions. Completion of the transaction is dependent upon certain future events including a valuation analysis and appraisal of both company's boards of directors and shareholders.

    DIVIDENDS
         The Company declared a paid a cash dividend of $.10 per share on January 26, 1995. The total cash paid for the dividends was approximately $128,000.

                          INDEPENDENT AUDITORS' REPORT






To the Board of Directors of
Utah Resources International, Inc.,
and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Utah Resources International, Inc., and subsidiaries at December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Utah Resources International, Inc., and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the two years ended December 31, 1995, in conformity with generally accepted accounting principles.









June 21, 1996 except for note 15,
which is dated July 10, 1996

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                DECEMBER 31, 1995


     ASSETS
     ------

Cash and cash equivalents                                  $   765,831
Accounts receivable from related parties                       372,622
Notes receivable                                               178,989
Income tax receivable                                          212,328

Property and equipment, net of
  accumulated depreciation and
  amortization of $36,409                                       36,959

Real estate held for resale                                    854,821
Royalty interest in petroleum and mineral
  production, net of amortization of $41,034                     9,176
Other assets                                                    10,599
Net assets of discontinued operations                              657
                                                             ---------
                                                           $ 2,441,982
                                                             ---------
                                                             ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Accounts payable                                           $   276,446
Accrued expenses                                               312,474
Earnest money deposits                                          36,000
Notes payable                                                  599,627
                                                             ---------
Total liabilities                                            1,224,547
                                                             ---------
Minority interest                                              152,113

Commitment and contingencies                                       -

Stockholders' equity:
  Common stock; par value $.10 per share,
    5,000,000 shares authorized,
    1,851,198 shares issued and outstanding                    185,120
Additional paid-in capital                                     348,757
Retained earnings                                              531,445
                                                             ---------
Total stockholders' equity                                   1,065,322
                                                             ---------
                                                           $ 2,441,982
                                                             ---------
                                                             ---------

See accompanying notes to consolidated financial statements.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                          ---------------------
                                                           1995           1994
                                                          -----           ----

Sales                                                   $ 587,663     2,274,222

Cost of sales                                             156,250       567,453
                                                      -----------    ----------

        Gross profit                                      431,413     1,706,769

General and administrative expenses                     1,045,854       678,368
                                                      -----------    ----------

        Income (loss) from operations                    (614,441)    1,028,401
                                                      -----------    ----------
Other income (expense):
     Rental income                                            -          32,183
     Royalty income                                        61,006        92,455
     Interest and dividend income                         102,794        50,458
     Interest expense                                     (51,279)      (60,020)
     Other income (expense)                                35,906       (18,074)
                                                      -----------    ----------

        Total other income (expense)                      148,427        97,002
                                                      -----------    ----------
Income (loss) before minority interest and
  provision for income taxes                             (466,014)    1,125,403

Minority interest in net (loss) of subsidiaries            26,988        29,109
                                                      -----------    ----------
Income (loss) before provision for income taxes
  and discontinued operations                            (439,026)    1,154,512

Income tax (provision) benefit                            179,000      (436,000)
                                                      -----------    ----------

Income (loss) from continuing operations                 (260,026)      718,512

Discontinued operations:
     Income from discontinued operations net of
       income taxes of $48,000                             93,407           -
     Loss from disposal of discontinued
       operations net of income taxes benefit
       of $275,000 and $16,000                           (583,000)      (31,416)
                                                      -----------    ----------

        Total discontinued operations                    (489,593)      (31,416)
                                                      -----------    ----------

Net income (loss)                                      $ (749,619)      687,096
                                                      -----------    ----------
                                                      -----------    ----------

Earnings (loss) per share                                   $(.46)          .54
                                                            -----          ----
                                                            -----          ----

See accompanying notes to consolidated financial statements.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                            ADDITIONAL
                                          COMMON STOCK       PAID-IN   RETAINED
                                    ---------------------
                                      SHARES     AMOUNT       CAPITAL   EARNINGS
                                      ------    -------       -------   --------

Balance, January 1, 1993            1,284,027   $128,403     127,174    722,431

Net income                                  -        -           -      687,096
                                    ---------   --------     -------  ---------

Balance, December 31, 1994          1,284,027    128,403     127,174  1,409,527

Common stock issued to
purchase subsidiary valued
at book value of subsidiary
($.43 per share)                      590,000     59,000     196,503        -

Common stock issued for
services in acquisition
of subsidiary valued at
$.43 per share                         76,000      7,600      25,080        -

Repurchase of stock
through land issuance at
$.10 per share                       (102,429)   (10,243)        -          -

Common stock issued in
settlement of dispute valued
at $.10 per share                       3,600        360         -          -

Dividends                                 -          -           -     (128,463)

Net loss                                  -          -           -     (749,619)
                                    ---------   --------     -------  ---------

Balance, December 31, 1995          1,851,198   $185,120     348,757    531,445
                                    ---------   --------     -------  ---------
                                    ---------   --------     -------  ---------


See accompanying notes to consolidated financial statements.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                            1995           1994
                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $ (749,619)      687,096
   Less income from discontinued operation                (93,407)          -
   Add loss from disposition of discontinued
    operation                                             583,000           -
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                       12,349        22,756
       Minority interest in net income
         of subsidiaries                                  (26,988)      (29,109)
       Gain on disposition of assets                       (3,106)      (36,267)
       Bad debt expense                                    10,899           -
       Common stock issued for services                    33,040           -
       (Increase) decrease in:
           Accounts receivable                           (118,310)     (238,503)
           Other assets                                      (775)       76,403
           Real estate held for resale                   (237,850)      100,263
           Income tax receivable                         (212,529)      443,201
       (Decrease) increase in:
           Accounts payable                               115,912         8,302
           Accrued expenses                                21,143       171,488
           Ernest money deposits                              -         (10,000)
           Deferred income tax                           (300,000)      300,000
                                                        ---------     ---------

           Net cash provided by (used in)
            continued operation                          (966,241)    1,495,630
           Net cash used in discontinued
            operations                                   (104,846)          -
                                                        ---------     ---------
                Net cash provided by (used in)
                 operating activities                  (1,071,087)    1,495,630
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from marketable securities                        -          29,920
   Proceeds from disposition of assets                     18,140       390,000
   Payments on notes receivable                           137,348       160,989
   Purchase of property and equipment                      (2,690)       (7,601)
   Increase in notes receivable                          (112,137)     (206,843)
   Decrease in minority interest                           (4,020)      (51,126)
   Decrease in other assets                                   -           3,289
                                                        ---------     ---------

   Cash from investing activities -
    continuing operation                                   36,641       318,628
   Cash from investing activities -
    discontinued operation                                 76,839           -
                                                        ---------     ---------
                Net cash provided by
                Investing activities                      113,480       318,628
                                                        ---------     ---------

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED


                                                               YEARS ENDED
                                                                DECEMBER 31,
                                                            ------------------
                                                            1995          1994
                                                            ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of dividends                                 (128,463)       27,249
   Payments on notes payable                              (90,129)      (72,315)
                                                        ---------     ---------
   Cash for financing activities - continued
    operation                                            (218,592)      (45,066)
   Cash for financing activities - discontinued
    operation                                            (196,765)           -
                                                        ---------     ---------
           Net cash (used in)
           financing activities                          (415,357)      (45,066)
                                                        ---------     ---------

(Decrease) increase in cash                            (1,372,964)    1,769,192

Cash and cash equivalents, beginning of year            2,138,795       369,603
                                                        ---------     ---------

Cash and cash equivalents, end of year                $   765,831     2,138,795
                                                        ---------     ---------
                                                        ---------     ---------
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

  1995

     The Company purchased the assets of another company for common stock valued at $255,503.

     The Company financed the purchase of equipment with debt in the amount of $28,278.

     The Company purchased and retired 102,429 shares of common stock through the issuance of 10.6 acres of land under the terms of a prior year agreement.

     The Company disposed of debt in the amount of $3,933, which was assumed in the sale of land for which the Company received a note receivable.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for

                                              1995          1994

          Interest                           $62,427        36,992
                                             -------        ------
                                             -------        ------

          Income taxes                          -             -
                                             -------        ------
                                             -------        ------


See accompanying notes to consolidated financial statements.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995 AND 1994



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

          Utah Resources International, Inc., and consolidated entities (the Company) is engaged primarily in the development of real estate including the sale of developed and undeveloped real estate. The Company's assets are located in the Rocky Mountain West.

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the financial statements of Utah Resources, Inc., Tonaquint, Inc. and a number of limited partnerships of which the Company has ownership in excess of 50 percent and has management responsibility. All material intercompany transactions and balances have been eliminated in consolidation of the Companies and partnerships.

          Discontinued operations include Midwest Railroad Construction and Maintenance Corporation (Midwest) from June 13, 1995 ( date of acquisition) through December 31, 1995. The Company disposed of Midwest effective March 31, 1996, see note 7. Discontinued operations also included those of a Service Station which was closed in 1993. The Service Station has continued to incur costs to resolve certain environmental issues since the closing of the station.

     METHOD OF RECOGNITION OF INCOME

     Real Estate

          Profits on sale of developed lots, developed land and raw land are recognized in accordance with standards established for the real estate industry which generally provide for deferral of all or part of the profit on a sale if the buyer does not meet certain down payment requirements or certain other tests of the buyer's financial commitment to the purchase, or the seller is required to perform significant obligations subsequent to the sale.

          Cost of sales include a pro rata portion of acquisition and development costs (including estimated costs to complete) along with sales commissions, closing costs and other costs specifically related to the sale.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     METHOD OF RECOGNITION OF INCOME - CONTINUED

     Other

          Royalty income is recognized when received. The Company has overriding mineral and oil and gas royalty interests and thus exercises no control over the activities of the royalty payers and is notified of the amounts or royalties due when the cash is received.

     PROPERTY AND EQUIPMENT

          Property and equipment is carried at cost. Depreciation is computed using the straight-line method based upon the following useful lives:

               Building                           15-30 years
               Furniture and equipment             3-10 years

          REAL ESTATE HELD FOR RESALE

          Real estate held for resale includes developed lots, land under development and raw land. Real estate held for resale is carried at the lower of cost or market. The cost of development of building lots includes the land and the related costs of development (planning, survey, engineering and other) which are capitalized. The cost of interest and property taxes are expensed.

     INTANGIBLE ASSETS

          The cost of identifiable intangible assets, consisting of royalties, is being amortized on a straight-line basis over the expected productive life of the asset, 15 years.

     INCOME TAXES

          Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial statement and tax reporting purposes. The differences are primarily a result of differing methods of accounting for land sales and depreciation of property and equipment.

     EARNINGS PER SHARE

          The weighted average of outstanding common shares is approximately 1,619,000 shares and 1,284,000 shares for the years ended December 31, 1995 and 1994, respectively. Common stock equivalents have not been included as the exercise price is in excess of the market price and the amounts are antidilutive in 1995.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     STATEMENT OF CASH FLOWS

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     CONCENTRATION OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates principally related to estimated costs to complete uncompleted contracts and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2)  ACCOUNTS RECEIVABLE FROM RELATED PARTIES

          Accounts receivable include $132,843 which is due from an entity which has some shareholders in common with the Company and $131,573 which is due from various related partnerships. Also included is $87,263 due from one of the shareholders of the Company.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(3)  NOTES RECEIVABLE

         The Company has the following notes receivable at December 31, 1995:

         Note receivable from an individual
         due in March, 1996, with interest at
         9%, secured by real estate                                    $138,989

         Note receivable from an individual
         due in September 1995, with interest at
         8%                                                               40,000
                                                                       ---------

                                                                        $178,989
                                                                       ---------
                                                                       ---------

         Future maturities of notes receivable are as follows:

         YEAR                                                             AMOUNT
         ----                                                             ------

         1996                                                          $  40,000
         1997                                                            138,989
                                                                       ---------

         Total                                                         $178,989
                                                                       ---------
                                                                       ---------

(4)  REAL ESTATE HELD FOR RESALE

          Real estate held for resale consists of the following real estate located in the St. George, Utah area at December 31, 1995:

     DEVELOPED

          The Company has three developed residential lots with an aggregate cost of $67,106.

     RAW LAND AND PARTIALLY DEVELOPED LAND

          The Company has approximately 390 acres of real estate of which approximately 350 acres is currently planned for single family dwelling lots, commercial development and multiple housing. The aggregate cost of the raw land and partially developed land is $797,958.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




(5)  ACCRUED EXPENSES

         Accrued expenses at December 31, 1995 consist of the following:


            Deficit in investment in partnership                       $168,857
            Accrued interest                                             34,775
            Other accrued expenses                                      108,842
                                                                        -------

               Total                                                   $312,474
                                                                        -------
                                                                        -------

(6)  NOTES PAYABLE

         The Company has the following notes payable at December 31, 1995:

         Note payable to a trust requiring quarterly
         interest payments at 10%, principal due
         in 1996 secured by certain real estate held
         for resale                                                    $400,000

         Notes payable to a governmental entity
         requiring annual payments of approximately
         $15,000 plus interest at 5.94%, secured
         by real estate                                                 106,810

         Note payable to entity requiring annual
         payments of $10,386 including interest
         at 9%, secured by real estate                                   67,282

         Note payable to a financial institution
         requiring monthly payments of $491
         including interest at 10.5%, secured
         by a vehicle                                                    23,600

         Other                                                            1,935
                                                                        -------

               Total                                                   $599,627
                                                                        -------
                                                                        -------

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(6)  NOTES PAYABLE - CONTINUED


         Future maturities of notes payable are as follows:



               YEAR                                                      AMOUNT
               ----                                                      ------

               1996                                                    $425,849
               1997                                                      24,949
               1998                                                      25,490
               1999                                                      25,992
               2000                                                      27,057
               Thereafter                                                70,290
                                                                        -------

               Total                                                   $599,627
                                                                        -------

          None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


(7)  INVESTMENT IN MIDWEST

          Effective June 13, 1995, the Company acquired 100% ownership of Midwest through the issuance of 590,000 shares of the Company's common stock for all of the outstanding stock of Midwest. The acquisition was accounted for as a purchase. The fair market value of the Midwest assets and liabilities approximated the historical cost of the assets and liabilities and no goodwill was therefore recorded.

          Effective March 31, 1996, the Company sold Midwest to its former owner. The Company received 590,000 shares of common stock and agreed to forgive $317,000 due from Midwest as a result of net cash advances made to Midwest by the Company. The 1995 financial statements reflect a write down of approximately $780,000 for its investment in Midwest to its estimated realizable value.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(8)  DISCONTINUED OPERATIONS

          The Company has included in net assets of discontinued operations those of Midwest and the Service Station.

          Condensed financial information for Midwest is as follows at December 31, 1995 and for the period June 13, 1995 (date of acquisition) through December 31, 1995:

                                                   BALANCE SHEET

                                                 DECEMBER 31, 1995


                                                      ELIMINATIONS
                                                           AND
                                                       ADJUSTMENT
                                             SERVICE       TO
                                  MIDWEST    STATION   REALIZABILITY     TOTAL
                                  -------    -------   -------------     -----

          Assets                $3,836,017       -      (731,994)     3,104,023

          Liabilities            3,439,107   159,077    (542,818)     3,055,366

          Equity                   396,910  (159,077)   (237,176)           657
                                ----------   -------     -------      ---------

            Total liabilities
             and equity         $3,836,017         -    (779,994)     3,056,023
                                ----------   -------     -------      ---------
                                ----------   -------     -------      ---------

          Included in the adjustment is $731,994 loss recognized on disposition of discontinued operations.



                                            STATEMENT OF OPERATIONS

                                       PERIOD ENDING DECEMBER 31, 1995

                                        MIDWEST
                                        -------
                                        JUNE 13, 1995    SERVICE
                                        (DATE OF         STATION
                                        ACQUISITION)
                                         THROUGH       YEAR ENDED
                                        DECEMBER 31,                DECEMBER 31,
                                           1995            1995        TOTAL
                                           ----            ----        -----

          Revenues                        $5,598,542         -        5,598,542
                                          ----------      -------     ---------

          Costs and expenses               5,457,135           -      5,457,135
                                          ----------      -------     ---------

          Net income before income tax       141,407           -        141,107
                                          ----------      -------     ---------

          Income tax expense                  48,000           -         48,000
                                          ----------      -------     ---------

          Net income                     $    93,407           -         93,407
                                          ----------      -------     ---------
                                          ----------      -------     ---------

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(8) DISCONTINUED OPERATIONS - CONTINUED

     At December 31, 1995, the net loss from disposal of discontinued operations was $731,994 from Midwest and $78,006 from Service Station less $275,000 of income tax benefit. For the year ended December 31, 1994, the net loss was $47,416 from disposal of the Service Station less income tax benefit of approximately $16,000.


(9) INCOME TAXES

     The (provision) benefit for income taxes is as follows:

     CONTINUING OPERATIONS
                                                           1995          1994
                                                           ----          ----

          Current                                        $106,000      (136,000)
          Deferred                                         73,000      (300,000)
                                                         --------       -------

               Total continuing operations               $179,000      (436,000)
                                                         --------       -------
                                                         --------       -------
     DISCONTINUED OPERATIONS

                                                           1995          1994
                                                           ----          ----

          Current                                        $      -       (16,000)
          Deferred                                        227,000           -

               Total continuing operations               $227,000       (16,000)
                                                         --------       -------
                                                         --------       -------

     The (provision) benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

     CONTINUING OPERATIONS
                                                           1995          1994
                                                           ----          ----


          Income tax (expense) benefit at
           federal statutory rates                       $158,000      (392,000)
          State income taxes                               23,000       (50,000)
          Other                                            (2,000)        6,000
                                                         --------       -------

               Total current income taxes                $179,000      (436,000)
                                                         --------       -------
                                                         --------       -------

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9) INCOME TAXES - CONTINUED

          DISCONTINUED OPERATIONS
                                                           1995          1994
                                                           ----          ----


          Income tax (expense) benefit at federal
           statutory rates                               $227,000        (7,000)
          State income taxes                               20,000        (2,000)
          Other                                           (20,000)       (7,000)
                                                         --------       -------

          Total                                          $227,000       (16,000)
                                                         --------       -------
                                                         --------       -------

          Deferred income taxes have been established to reflect timing differences between financial reporting and income tax purposes. The primary differences are as follows:

                                                           1995          1994
                                                           ----          ----


          Condemnation sales                            $ 300,000       300,000
          Discontinued operations                        (227,000)          -
          Net operating loss carryforward                 (73,000)          -
                                                         --------       -------

                                                        $     -         300,000
                                                         --------       -------
                                                         --------       -------

(10) LITIGATION

          The Company is involved in certain litigation where the Company has prevailed. The opposing side has filed an appeal of the decision. It is not known the final outcome but the Company is vigorously defending its position. Management believes that the final outcome will not have a material effect on the financial position of the Company.

          The Company in June 1996, entered into a settlement agreement with shareholders and former officers of the Company which had filed litigation against certain of the Company's Board of Directors and officers and who the Company had filed litigation against. The terms of the settlement provide that the Company pay all legal costs related to the legal action for all parties with the exception of the majority shareholder which will receive reimbursement up to $81,000. The Company will sell 1,275,912 shares of its common stock for $3.35 per share to an other entity with the Company providing limited recourse financing for a portion of the purchase price and the purchase 40,552 shares at $3.35 per share from certain existing shareholders. Certain existing employment agreements are terminated and the Company will enter into new employment agreements with a former shareholder and the new majority shareholder.

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(11) CONTINGENCIES

          The Company, through predecessor entities, has understandings where certain individuals may be entitled to an interest in the ownership or profits on unidentified projects. This contingency is currently in litigation on appeal.

          In addition, the Company has accrued amounts totaling $37,771 for potential amounts owing from transactions which took place a number of years ago. It cannot be determined if and when such amounts will be paid. That balance is included in accrued expenses.

          The Company is aware of certain unasserted claims which could result in claims in excess of amounts accrued in the financial statements. Management believes that any such claim, if asserted, will not result in any adverse affect on the financial position of the Company.

     The Company is in the process of remediation of the service station property. It is not known if any additional costs over what the Company has accrued will be needed to complete the remediation.


(12)  COMMITMENTS

          The Company leases its office facility under a year lease requiring monthly payments of $950 which expires in August 1996. Lease expense was $11,400 in 1995.

          The Company leases certain equipment under operating lease agreements. Those agreements require monthly payments of $531 which expire between 1996 and 1998. Annual lease expense under these agreements is $6,089 and $2,375 for the years ended December 31, 1995 and 1994. Minimum payments under the noncancellable operating leases are as follows:

          YEAR                                               AMOUNT
          ----                                              --------

          1996                                              $  6,761
          1997                                                 6,366
          1998                                                 2,653
                                                            --------

          Total                                             $ 15,780
                                                            --------
                                                            --------

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(13)  SIGNIFICANT CUSTOMERS

     The Company had land sales to the following significant customers in 1995 and 1994:

                                                            1995       1994


               Customer A                                 $     -     979,000

               Customer B                                 $152,000    254,000


(14)  STOCK OPTION PLAN

          In 1994, the Company established a stock option plan wherein the five directors and the Company's president were each granted options to acquire 25,000 shares of the Company's stock at $2.50 per share. The options vest as follows: 9,000 shares at the option date and 8,000 shares in 1995 and 8,000 shares in 1996.


(15)  SUBSEQUENT EVENTS

     The Company had the following material subsequent events:

     - Effective March 31, 1996, the Company disposed of Midwest Railroad which was a wholly owned subsidiary. See note 7.

     - The Company settled certain litigation relating to shareholders and members of the Board of Directors. See note 11.

     - The Company entered into an agreement where it agreed to purchase 40,552 shares of the Company stock for a cash price of $3.35 per share.

     - The Company entered into an agreement where it sold 1,275,912 shares of the Company at $3.35 per share or $4,274,305. The stock sell price included $641,146 cash plus a note receivable of $3,633,159. The note requires interest based upon the federal rate published by the Internal Revenue Service. Interest on the note for the first year is paid at closing with the remaining interest to be paid annually commencing on the second anniversary date of the note. All principal and unpaid interest is due August 1, 2001. The note is secured by the stock sold plus a guarantee from the purchaser of 25% of the original outstanding note.