Form 10QSB
period 1996-03-31
UTAH RESOURCES INTERNATIONAL INC
filed 1997-01-21
CIK 353793

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB
------------------------------------------------------------------------------

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

------------------------------------------------------------------------------

                           Commission File No. ___________

                          UTAH RESOURCES INTERNATIONAL, INC.

------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer  as Specified in its Charter)

    UTAH                                                      87-0273519
    ----                                                      ----------

(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

--------------------------------------------------------------------------------
                            297 W. Hilton Drive, Suite #4
                               St. George, Utah  84770
--------------------------------------------------------------------------------

                       (Address of Principal Executive Offices)
--------------------------------------------------------------------------------

                                    (801) 628-8080
--------------------------------------------------------------------------------

                   (Issuer's Telephone Number, Including Area Code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ________   No ________
(2) Yes ________   No ________

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 shares as of October 8, 1996.

    Transitional Small Business Disclosure Format (check one):


Yes ________  No _____X___

                                        PART I
                                FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                    UTAH RESOURCES
                                 INTERNATIONAL, INC.


                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                    MARCH 31, 1996
                                      (UNAUDITED)
     ASSETS                                                              1996
                                                                         ----

Cash and cash equivalents                                          $  648,216
Accounts receivable                                                   408,069
Notes receivable                                                      175,458
Income tax receivable                                                 214,478

Property and equipment, net of
  accumulated depreciation and
  amortization of $38,709                                              35,450

Real estate held for resale                                           741,535
Royalty interest in petroleum and mineral
  production, net of amortization of $41,034                            9,176
Other assets                                                           10,599
                                                                   ----------

                                                                   $2,242,981
                                                                   ----------
                                                                   ----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                   $  130,137
Accrued expenses                                                      266,396
Earnest money deposits                                                 36,000
Notes payable                                                         597,359
Net liabilities of discontinued operations                                 48
                                                                   ----------

      Total liabilities                                             1,029,940
                                                                   ----------

Minority interest                                                     151,781

Stockholders' equity:
  Common stock; par value $.10 per share,
    5,000,000 shares authorized,
    1,851,198 shares issued and outstanding                           185,120
Additional paid-in capital                                            348,757
Retained earnings                                                     527,383
                                                                   ----------

      Total stockholders' equity                                    1,061,260
                                                                   ----------

                                                                   $2,242,981
                                                                   ----------
                                                                   ----------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS

                      THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                     (UNAUDITED)

                                                            1996         1995
                                                            ----         ----

Sales                                                  $  35,121      110,657

Cost of sales                                             10,071       61,163
                                                       ---------    ---------

      Gross profit                                        25,050       49,494

General and administrative expenses                       90,822      138,431
                                                       ---------    ---------


      Loss from operations                               (65,772)     (88,937)
                                                       ---------    ---------

Other income (expense):
    Royalty income                                        27,796       16,347
    Interest and dividend income                               -        2,460
    Interest expense                                     (29,570)     (13,000)
                                                       ---------    ---------

      Total other income (expense)                        (1,774)       5,807
                                                       ---------    ---------

Loss before minority interest and
  income taxes                                           (67,546)     (83,130)

Minority interest in net loss of subsidiaries                332          -
                                                       ---------    ---------

Loss before provision for income taxes
  and discontinued operations                            (67,214)     (83,130)

Income tax benefit - deferred                             22,850       32,000
                                                       ---------    ---------

Loss from continuing operations                          (44,364)     (51,130)

Discontinued operations:
    Income (loss) from discontinued operations net
      of income taxes of $68,000 and $-0-                132,140      (13,254)
    Loss from disposal of discontinued operations
      net of income taxes benefit of $47,300             (91,838)         -
                                                       ---------    ---------

         Total discontinued operations                    40,302      (13,254)
                                                       ---------    ---------

Net loss                                               $  (4,062)     (64,384)
                                                       ---------    ---------
                                                       ---------    ---------

Loss per share                                         $    (.00)        (.05)
                                                       ---------    ---------
                                                       ---------    ---------

Weighted average shares                                1,851,198    1,284,027
                                                       ---------    ---------
                                                       ---------    ---------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                      THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                     (UNAUDITED)


                                                            1996         1995
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $  (4,062)     (64,384)
    Less income from discontinued operations            (132,140)         -
    Add loss from disposition of discontinued operation   91,838          -
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                      2,300        2,000
        Minority interest in net loss
          of subsidiaries                                   (332)         -
        (Increase) decrease in:
          Accounts receivable                            (35,447)    (105,227)
          Real estate held for resale                    113,286      (57,588)
          Income tax receivable                           (2,150)         -
          Other assets                                         -       (8,799)
        (Decrease) increase in:
          Accounts payable                              (146,309)         -
          Accrued expenses                               (46,078)      61,475
          Deferred income tax                                  -     (300,000)
                                                       ---------    ---------

          Net cash used in continuing operations        (159,094)    (472,523)
          Net cash provided by discontinued operations    41,007          -
                                                       ---------    ---------

               Net cash used in
               operating activities                     (118,087)    (472,523)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                      (791)     (10,270)
    Increase in notes receivable                               -     (105,359)
    Payments on notes receivable                           3,531          -
    Decrease in other assets                                   -        9,975
                                                       ---------    ---------

    Cash provided by (used in) investing activities -
      continuing operations                                2,740     (105,654)
    Cash from investing activities -
      discontinued operation                                   -          -
                                                       ---------    ---------

               Net cash provided by (used in)
               Investing activities                        2,740     (105,654)
                                                       ---------    ---------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED


                                                            1996         1996
                                                            ----         ----

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                             (2,268)     (22,277)
    Dividends paid                                             -     (128,423)
                                                       ---------    ---------

    Cash used in financing activities -
      continuing operations                               (2,268)    (150,700)
    Cash for financing activities -
      discontinued operations                                  -          -
                                                       ---------    ---------

               Net cash (used in)
               financing activities                       (2,268)    (150,700)
                                                       ---------    ---------

Decrease in cash                                        (117,615)    (728,877)

Cash and cash equivalents, beginning of period           765,831    2,138,795
                                                       ---------    ---------

Cash and cash equivalents, end of period               $ 648,216    1,409,918
                                                       ---------    ---------
                                                       ---------    ---------

                             UTAH RESOURCES INTERNATIONAL
                                   AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS


(1) The unaudited financial statements include the accounts of Utah Resources International, Inc., and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

    RESULTS OF OPERATIONS

    The Company had land sales of $35,121 in the first quarter of 1996 as compared with land sales of $110,657 in the first quarter of 1995. Management attributes the reduced sales in 1996 to a slowdown in the sale of high-end market lots as well as there being only a limited amount of developed lots available. Interest income was higher in 1995 due to the fact that the Company held more money in interest bearing accounts. Income on royalties from production under oil and gas and mineral leases amounted to $27,296 in the first quarter of 1996 as compared to $16,347 in the first quarter of 1995. The increase in royalties income reflects the increase in oil and gas prices during this period due to production fluctuations

    Cost of land sold decreased from $61,163 in the first quarter of 1995 to $10,071 in the first quarter of 1996, reflecting a decline in sales during the first quarter of 1996 as compared to the first quarter of 1995. General and administrative expenses decreased from $138,431 in the first quarter of 1995 to $90,822 in the first quarter of 1996.

    LIQUIDITY AND CAPITAL RESOURCES

    Cash requirements of the Company are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property;
(b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note as described under
Item 5. Other Information/Stock Purchase Agreement - July 3, 1996. The ratio of assets to liabilities as of March 31, 1996 was approximately 2.17 to 1. The Company's assets as of March 31, 1996 were valued at $2,242,981, as against liabilities of $1,029,940.

    The Company presently anticipates that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

    From January, 1995, through July, 1996, litigation expenses imposed a significant drain on the Company's liquidity. For a more detailed description of the Company's litigation, see "PART II Item 1 Legal Proceedings."

    The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. In 1995, approximately $55,000 was expended toward this clean-up operation.

    It is anticipated that the Company's need for cash in excess of its present resources will be met through revenues and real estate secured borrowings. No firm financing commitment has been obtained for the purpose of completing the 1,000 to 1 reverse stock split by the Stock Purchase Agreement between Inter-Mountain Capital Corporation and the Company. The Company does not have backup lines of credit.

    The Company has no plans for major capital expenditures beyond the cost of improving portions of its real property.

    The Company's business is influenced by interest rates, inflation and market demands. Its royalty income from oil and gas interests affected by fluctuations in the price of oil and the related decisions to drill new wells and the rates at which well are pumped. The Company has no control over the oil and gas field operations.

    As of July 3, 1996, the Company holds a promissory note from Inter-Mountain Capital Corporation, a Delaware corporation ("IMCC"), which is wholly owned by John Fife (the President and CEO of the Company), in the original principal amount of $3,633,159.42 (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing the Stock Purchase Agreement, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is expected to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid the Company $197,872.52, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the 1,275,912 shares purchased by IMCC as evidenced by a stock pledge agreement, dated as of July 3, 1996 between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note.

                                       PART II
                                  OTHER INFORMATION

Item 1. Legal Proceedings.

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

    On or about February 16, 1995, pursuant to the Share Exchange Agreement, the Company acquired all of the outstanding shares of Midwest from RD Wolff and JJ Wolff in exchange for 590,000 restricted shares of authorized but unissued shares of the Company. Pursuant to the Share Exchange Agreement, RD Wolff became the President of the Company. For a more detailed description of the Share Exchange Agreement see "ITEM 1 DESCRIPTION OF BUSINESS/(a) Business Development Share Exchange Agreement" and Form 8-K filed July 20, 1995. A shareholders derivative action captioned as ANNE MORGAN ET AL. V. R. DEE ERICKSON, ET AL., was filed on July 18, 1995, as Case Number 2:95CV-0661C in the United States District Court for the District of Utah, Central Division (the "First Federal Action"), alleging that the defendants had violated proxy solicitation rules, violated disclosure rules under the Exchange Act of 1934, breached their fiduciary duties to the Company's shareholders, breached professional duties, committed fraud, wasted and looted the Company's assets, converted Company property and engaged in self-dealing, mismanaged the corporation and breached the duty of loyalty. The complaint sought, among other things, rescission of the Share Exchange Agreement. In April 1996, the Company, Midwest, RD Wolff and JJ Wolff entered into a Split-Off Agreement whereby, among other things, the Share Exchange Agreement was rescinded (the "Recision Agreement") and the shares of Midwest acquired by the Company were returned to RD Wolff and JJ Wolff.

    On April 5, 1996, the Company entered into a letter of intent ("Letter of Intent") with Inter-Mountain Capital Corporation, a Delaware corporation wholly owned by John Fife ("IMCC"), to sell a controlling interest in the Company to IMCC, at a purchase price equal to $3.35 per share. On May 17, 1996, a shareholders derivative suit captioned as MARK TECHNOLOGIES CORP. ET AL. V. UTAH RESOURCES INTERNATIONAL, INC., ET AL., was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action"). Mark G. Jones, a director of the Company, is the controlling shareholder of Mark Technologies, Corporation. The Second State Action included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent. On June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd and E. Jay Sheen ("Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. The second settlement agreement was among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties agreed, among other things, agreed to dismiss the First Federal Action, the Order to Show Cause, the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement. On July 19, 1996, the notice of hearing of proposed settlement of the Second State Action, the First State Action and the Federal Action and the notice of hearing on petition to terminate the 1993 Settlement Agreement was mailed to all of the Company's shareholders of record as of June 24, 1996. Among other things, the notice provided that the 1996 Settlement Agreement and the Morgan Settlement Agreement (together the "Settlement Agreements") were to be considered approved by the court on August 12, 1996, and that all objections to the Settlement Agreements had to be presented at that time. On August 9, 1996, shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan and Karen J. Morgan ("Objectors") filed an objection to the hearing and requested that the court continue the settlement approval hearing until after the Company shareholders' vote on the Settlement Agreements and the IMCC Stock Purchase Agreement. In their objections and request for continuance of hearing, the Objectors, among other things, claimed that they had insufficient information with which to evaluate the Stock Purchase Agreement between IMCC and the Company; that they had insufficient information regarding John Fife, the sole shareholder of IMCC, and that they needed additional time and information to evaluate the fairness of the Stock Purchase Agreement, and to solicit bids to sell the Company. Further, the Objectors alleged that the Company had refused to provide documentation relating to the Stock Purchase Agreement to them. After considering the Objectors' and the parties' initial arguments, the court granted both the parties and the Objectors an additional seven days, through August 19, 1996, to submit written memoranda in support of their positions. Both the Objectors and the parties submitted written memoranda supporting their positions in regard to the Settlement Agreements and the Stock Purchase Agreement. After considering the written memoranda and arguments presented by both sides, on August 23, 1996 the court denied the Objector's petition, and entered an order approving the Settlement Agreements. As required by the Transaction Agreements, as defined below, the 1996 Settlement Agreement and the Morgan Settlement Agreement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department Utah, on or about August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

    On July 3, 1996, following execution of the Letter of Intent, the Morgan Settlement Agreement and the 1996 Settlement Agreement, the Company and IMCC entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") (the Letter of Intent, the Morgan Settlement Agreement, the 1996 Settlement Agreement and the Stock Purchase Agreement are hereinafter collectively referred to as the "Transaction Agreements") whereby the Company issued and sold 1,275,912 shares (the "Purchased Shares") of common, $.10 par value per share stock (the "Common Stock") to IMCC, which is wholly owned by John Fife, so that IMCC owned a 50.5% interest in the Company. IMCC acquired the Purchased Shares at a price equal to $3.35 per share for an aggregate purchase price of $4,274,305.20 (the "Purchase Price"), of which $641,145.78 was paid in cash by IMCC to the Company at the closing. The remaining $3,633,159.42 was evidenced by IMCC's promissory note (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid $197,872.52 to the Company which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The
Note is secured by the Purchased Shares as evidenced by a stock pledge agreement, dated as of July 3, 1996, by and between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note. For a more detailed description of the Stock Purchase Agreement, see
Form 8-K filed by the Company on July 18, 1996, and to review a copy of the Stock Purchase Agreement, see Schedule 13D-A filed by IMCC on September 9, 1996.

    As required by the Stock Purchase Agreement, E. Jay Sheen and R. Dee Erickson submitted their resignations as directors of the Company, effective July 13, 1996. As further required by the Stock Purchase Agreement, John Fife was appointed a director of the Company. David Fife, the brother of John Fife, was also appointed as a director of the Company. John Fife and David Fife were appointed as directors of the Company by the Muth Group pursuant to the 1993 Settlement Agreement effective July 13, 1996. As required by the Stock Purchase Agreement, John Fife was elected President and Chief Executive Officer of the Company in July, 1996, pursuant to a 3-2 vote of the Board. John Fife also serves as Chairman of the Board of the Company pursuant to a 3-2 vote of the Board.

    The Letter of Intent and the Transaction Agreements, including the Stock Purchase Agreement, contemplated that subject to applicable state and federal securities and state corporate law, the Company would cause a 1,000 to 1 share reverse split of the Company's Common Stock to the shareholders of record at $3.35 per share (the "Reverse Split"), with fractional shareholders given the option to either purchase additional fractional shares to round up to one whole share following the reverse split or sell their fractional shares for cash to the Company. IMCC was granted a ten year option to purchase 150,000 or more additional shares of stock at a price equal to $3.35 per share and on the same terms and conditions as those provided under the Stock Purchase Agreement, so that after the Reverse Split IMCC may maintain its 50.5% majority interest in the Company. Subsequent to the Reverse Split and subject to applicable state and federal securities and state corporate law, any Company shares redeemed by the Company pursuant to the Reverse Split (the "Returned Shares") may be acquired by the remaining shareholders, other than IMCC or its affiliates, in increments of 1,000 shares (the "Returned Share Option") at a purchase price equal to the pre-Reverse-Split $3.35 per share (the "Returned Share Purchase Price"). Only those shares for which the Company has received a fully and properly executed letter of transmittal, accompanied by the required documents, will qualify as Returned Shares for the purposes of this Returned Share Option. Such Common Stock shall be purchased in blocks of 1,000 shares of Common Stock such that each purchase of a 1,000 share block of Common Stock shall be converted into 1 share of common, $100.00 par value per share stock of the Company (the "New Stock"). In the event the Returned Share Option is over-subscribed, then each of the exercising shareholders may purchase the Returned Shares on a pro-rata basis. Twenty-five percent (25%) of the Returned Share Purchase Price will be payable in cash upon exercise, with the remaining balance of $2.51 per share being evidenced by the Return Share Note. The terms and conditions of the Reverse Split are described in greater detail in "PART II OTHER INFORMATION/Item 5. Other Information."

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

Item 2. Changes in Securities.
    None

Item 3. Defaults Upon Senior Securities.
    None

Item 4. Submission of Matters to a Vote of Security Holders.
    None

Item 5. Other Information.

    John H. Morgan, Jr. and Daisy R. Morgan resigned as directors of the Company in January of 1996. John H. Morgan, Jr. appointed Jenny Tate Morgan as his replacement director for the Company and Daisy R. Morgan appointed Mark G. Jones as her replacement director for the Company pursuant to the terms of the 1993 Settlement Agreement.

STOCK PURCHASE AGREEMENT - JULY 3, 1996

    On April 5, 1996, Inter-Mountain Capital Corporation, a Delaware corporation wholly owned by John Fife ("IMCC"), entered into a Letter of Intent with the Company (the "Letter of Intent"), whereby IMCC agreed, if certain conditions were met, to purchase a 51% interest in the Company at a purchase price of $3.35 per share. One of the conditions for consummating the transaction contemplated by the Letter of Intent was the spinoff of Midwest Railroad Construction and Maintenance Corporation ("Midwest"). Pursuant to the Letter of Intent, IMCC agreed to pay 10% of the purchase price at closing with the remaining 90% owing to be evidenced by a promissory note. The Letter of Intent also provided that the Company grant IMCC a ten year option to purchase an additional 150,000 or more shares of the Company's stock, so that IMCC, at all times would have the right to own a 51% interest in the Company. The Letter of Intent also provided that subsequent to the closing and subject to financing and other conditions, the Company would cause either a: (i) 12,500 to 1 share reverse split of the Company's stock, at $3.35 per share, with fractional shareholders given the option to round-up and maintain their shareholder status; or (ii) tender offer for its shares at $3.35 per share subject to certain payment options. If the transactions contemplated by the Letter of Intent were consummated it was the intent of IMCC to delist the common stock of the Company from any national securities exchange. In order to obtain a copy of the Letter of Intent and for a more detailed description of the terms of the Letter of Intent, see Schedule 13D-A filed by IMCC on September 9, 1996 and Schedule 13D filed by IMCC on April 16, 1996. The Company entered into the Letter of Intent over the objections of Mark Jones and Jenny Morgan, being two directors of the Company.

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

    On or about June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John
H. Morgan, Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd, and E. Jay Sheen (the "Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. A copy of the Morgan Settlement Agreement is attached as
Exhibit 10.37 to the Company's Form 10-KSB for Fiscal Year End 1995. The "1993 Settlement Agreement" was the result of the settlement of a shareholders' derivative action captioned as ERNEST MUTH, ET AL. V. JOHN H. MORGAN, JR. ET AL., which was filed as Civil Number C-87-1632 in the Third Judicial District Court of Salt Lake County, Utah (the "First State Action"), where plaintiffs therein alleged, among other things, that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement in the First State Action was entered on April 6, 1993 (the "1993 Settlement Agreement"). On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John H. Morgan and Daisy R. Morgan, directors of the Company, to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement entered by Judge

Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr., Daisy R. Morgan, and Mark G. Jones and others (the "Order to Show Cause"). The second settlement agreement was by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement), whereby the parties, among other things, agreed to dismiss the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement and to settle certain other litigation. A copy of the 1996 Settlement Agreement is attached as
Exhibit 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995. For a more detailed description of the Company's legal proceedings, see "PART II OTHER INFORMATION/Item 1. Legal Proceedings," and copies of the Morgan Settlement Agreement and the 1996 Settlement Agreement which are attached as Exhibits 10.37 and 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995, respectively. In addition, the 1996 Settlement Agreement amended certain provisions of the Letter of Intent including, the elimination of the option that IMCC would cause the Company to initiate a tender offer for its shares and the reduction in the reverse split from 12,500 shares to 1 to 1,000 shares to 1 and an increase in the IMCC payment at closing from 10% of the purchase price to 15% of the purchase price. On or about August 9, 1996, a Motion to Intervene was filed by shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan and Karen J. Morgan (together the "Objectors"). On August 22, 1996, the court denied the Objector's petition. The 1996 Settlement Agreement and the Morgan Settlement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department of Utah, on or about August 23, 1996. The First Federal Action and the Second State Action were dismissed with prejudice on August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

    On July 3, 1996, pursuant to the Letter of Intent and the 1996 Settlement Agreement, the Company and IMCC entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby the Company issued and sold 1,275,912 shares (the "Purchased Shares") of its common, $.10 par value per share stock (the "Common Stock") to IMCC, so that IMCC owned a 50.5% interest in the Company. IMCC acquired the Purchased Shares at a price equal to $3.35 per share for an aggregate purchase price of $4,274,305.20 (the "Purchase Price"), of which $641,145.78 was paid in cash by IMCC to the Company at the closing. The remaining portion of the purchase price of $3,633,159.42 was evidenced by IMCC's promissory note (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid $197,872.52 to the Company, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the Purchased Shares as evidenced by a stock pledge agreement, dated as of July 3, 1996, by and between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note from to time. For a more detailed description of the Stock Purchase Agreement, see Form 8-K filed by the Company on July 18, 1996, and to review a copy of the Stock Purchase Agreement, see Schedule 13D-A filed by IMCC on September 9, 1996.

    As required by the Stock Purchase Agreement, E. Jay Sheen and R. Dee Erickson, submitted their resignations as directors of the Company, effective July 13, 1996. As further required by the Stock Purchase Agreement, John Fife was appointed a director of the Company. David Fife, the brother of John Fife, was also appointed as a director of the Company. John Fife and David Fife were appointed directors of the Company by the Muth Group pursuant to the 1993 Settlement Agreement, effective July 13, 1996. As required by the Stock Purchase Agreement, John Fife was elected President and Chief Executive Officer of the Company in July, 1996 pursuant to a 3-2 vote of the Board. John Fife also serves as Chairman of the Board of the Company pursuant to a 3-2 vote of the Board.

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

    In addition to the contractual requirement that a reverse stock split occur, as provided for in the Stock Purchase Agreement, the Company's senior management and its Board of Directors have assessed the advantages and disadvantages of the Company's status as a "reporting company" under the Exchange Act. First, such reporting is very costly. Furthermore, a majority of the Board of Directors does not believe that being a "reporting company" has given the Company any significant advantage the Company would not otherwise have had as a "non-SEC reporting company." The Company's registration with the SEC has not improved flexibility for current or future financing of corporate expansion through the building of a broader equity base, nor has it made the valuation of shares of the Common Stock significantly easier (since no active market exists for the sale of stock which is reflective of the Company's operations and earnings potential). Finally, such registration has not resulted in the development of an active public market for the Common Stock and thus has not provided substantially increased liquidity for shareholders who desire to sell their Common Stock. For a more detailed description of the history of the Stock Purchase Agreement see "PART II OTHER INFORMATION/Item 1. Legal Proceedings," Schedule 13D-A filed September 9, 1996, Form 8-K filed July 19, 1996, and Schedule 13D filed April 16, 1996.

SHARE EXCHANGE AGREEMENT

    On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock following the transaction, in return for receipt of all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange and Share Exchange Agreement, dated February 16, 1995 by and among the Company, Midwest, Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"). The Share Exchange Agreement was approved by a 3-2 vote of the Board. Directors John H. Morgan, Jr., and Daisy R. Morgan voted against the Share Exchange Agreement. All of the common stock of Midwest was owned by RD Wolff and JJ Wolff. The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to: (i) indemnify Midwest and the Wolffs from any liability to the Company's shareholders, its officers or directors, whether brought directly by the person or in a derivative capacity arising from Midwest's or the Wolffs' negotiation, execution, or consummation of the Share Exchange Agreement; (ii) execute a three year employment agreement between RD Wolff and the Company, whereby RD Wolff would act as the President of Midwest;
(iii) apply for a listing of its stock on the NASDAQ; and (iv) lend Midwest, in the form of a line of credit, a sum not to exceed $250,000, with the first draw available after February 15, 1995, evidenced by a promissory note in standard form, bearing an interest rate of 1% over the posted prime lending rate at First Security Bank of Utah, N.A., as of February 15, 1995, and adjusted each three months thereafter. Prior to closing of the Share Exchange Agreement, Midwest borrowed a total of $100,000 against the line of credit. Pursuant to the terms and conditions of the Share Exchange Agreement, the line of credit from the Company became subordinate to Midwest's existing credit line of $350,000. The line of credit was secured by the assets and equipment of Midwest. The Company entered into an employment agreement with RD Wolff, dated as of June 13, 1995 (the "Wolff Employment Agreement"), and an operating agreement between Midwest and RD Wolff, dated as of June 13, 1995 (the "Operating Agreement"). Pursuant to the Wolff Employment Agreement, RD Wolff was to serve as CEO of the Company and Midwest, and RD Wolff was to receive $125,000 per year in compensation during the term of the Wolff Employment Agreement. Furthermore, during the first five quarters of the Wolff Employment Agreement, beginning July 1, 1995, RD Wolff was to receive $25,000 in additional compensation per quarter. In addition to his base salary, RD Wolff was to receive an annual bonus computed on the after tax net earnings of Midwest, as follows: (a) 5% of the first $200,000 in net earnings of Midwest, (b) 7% of the net $200,000, and (c) 10% of all amounts over the first $400,000 in net earnings of Midwest. RD Wolff was also entitled to participate in the Company's health and benefit plans. Pursuant to the terms of the Operating Agreement and for services performed in connection with the consummation of the Share Exchange Agreement, the Company paid to each of R. Dee Erickson and E. Jay Sheen, both of whom were directors of the Company at the time of the execution of the Share Exchange Agreement, as compensation, 38,000 shares each of the Company's Common Stock and $104,000 in cash. For a more detailed description of the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement and for copies of the above listed agreements see Form 8-K filed on behalf of the Company on July 20, 1995.

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

    The terms of the Letter of Intent between IMCC and the Company required that the Company rescind the Share Exchange Agreement. For the foregoing reason, Midwest and the Company entered into a Splitoff Agreement, dated as of April 25, 1996 (the "Splitoff Agreement"), whereby the Share Exchange Agreement was rescinded. A copy of the Splitoff Agreement is attached hereto as
Exhibit 10.36. Pursuant to the terms of the Splitoff Agreement, the Company transferred all of the outstanding shares of Midwest stock held by the Company to the Wolffs in exchange for the 590,000 shares of the Company's stock then held by the Wolffs which transfer was accomplished tax free in accordance with
Section 355 of the Code. Furthermore, the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement were cancelled. RD Wolff ceased to be the President of the Company. Midwest received a net intercompany transfer of approximately $316,974.17 through March 31, 1996, which Midwest retained. Furthermore, the parties to the Splitoff Agreement agreed that in the event intercompany transfers for the period from July 1, 1995 through March 31, 1996 were: (i) less than $316,974.17, then the Company would pay Midwest the difference; or (ii) more than $316,974.17, then Midwest would pay the Company the difference.

    Pursuant to the Splitoff Agreement, the Company agreed to indemnify Midwest and the Wolffs and their respective agents, employees, attorneys, officers, directors and assigns from any and all claims, causes of action, liabilities, damages, costs, expenses and attorneys' fees arising from or relating in any way to the Company or the Share Exchange Agreement. This indemnification provision would not apply to acts of fraud, gross negligence or willful misconduct by RD Wolff. The Wolffs and Midwest agreed to indemnify the Company and its respective agents, employees, attorneys, officers, directors, successors and assigns from any and all claims, causes of action, liabilities and damages arising from or relating in any way to the Splitoff Agreement, which indemnification obligation is limited to $312,000. Within 30 days from the date of execution of the Splitoff Agreement, the Company's accountants are to have calculated the federal, state and local income taxes attributable to Midwest's business operations (excluding any impact of salary payable or paid to RD Wolff or any intercompany charges to the Company for rent, overhead and administrative expenses) for the period commencing June 1, 1995 and terminating on December 31, 1995. Such taxes are to be determined on the basis as if the Company and Midwest were not filing a consolidated tax return for the same period or part thereof (whether or not a consolidated return is filed). The amount of such taxes is to be considered an intercompany receivable between the Company and Midwest. Midwest agreed to pay such tax amount to the Company in 12 installments. Simultaneous with the execution of the Splitoff Agreement, Midwest paid the Company the sum of $10,000 as an initial tax payment. The balance due the Company is to be paid in 11 additional equal monthly installments, each such installment due on the first day of each month until all 11 installments have been paid in full. The first of the 11 monthly installments is due and payable on the first day of the month following the determination of the taxes owed by Midwest to the Company. The taxes to be paid have not yet been determined.

Item 6. Exhibits and Reports on Form 8-K.

    None.

                                      SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Utah Resources International, Inc.



Date: January 21, 1997                      /s/ John Fife
      ----------------                      --------------------------------
                                            John Fife, President and CEO


Date: January 21, 1997                      /s/ Ladd Worth Eldredge
      ----------------                      --------------------------------
                                            Ladd Worth Eldredge, Chief
                                            Financial Officer