Form 10QSB
period 1996-06-30
UTAH RESOURCES INTERNATIONAL INC
filed 1997-01-21
CIK 353793

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

--------------------------------------------------------------------------------

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

--------------------------------------------------------------------------------

                            Commission File No.
                                           -----------

                          UTAH RESOURCES INTERNATIONAL, INC.

--------------------------------------------------------------------------------
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

(1) Yes            No
        --------      --------
(2) Yes            No
        --------      --------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 as of October 8, 1996.

    Transitional Small Business Disclosure Format (check one):

Yes            No
    --------      --------

                                        PART I
                                FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                    JUNE 30, 1996
                                     (UNAUDITED)
    ASSETS

Cash and cash equivalents                                  $  232,183
Accounts receivable                                           408,069
Notes receivable                                              164,720
Income tax receivable                                         222,128

Property and equipment, net of
  accumulated depreciation and
  amortization of $41,009                                      33,335

Real estate held for resale                                   655,133
Royalty interest in petroleum and mineral
  production, net of amortization of $41,034                    9,176
Other assets                                                   10,599
                                                           ----------
                                                           $1,735,343
                                                           ----------
                                                           ----------


          LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                           $   47,426
Accrued expenses                                              261,829
Earnest money deposits                                         36,000
Notes payable                                                 192,663
Net liabilities of discontinued  operations                        48
                                                           ----------

     Total liabilities                                        537,966
                                                           ----------

Minority interest                                             151,065

Stockholders' equity:
Common stock; par value $.10 per share,
  5,000,000 shares authorized, 1,851,198
  shares issued and outstanding                               185,120
Additional paid-in capital                                    348,757
Retained earnings                                             512,435
                                                           ----------

     Total stockholders' equity                             1,046,312
                                                           ----------

                                                           $1,735,343
                                                           ----------
                                                           ----------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                             THREE MONTHS                  SIX MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                             --------------                --------------
                                                        1996           1995           1996           1995
                                                        ----           ----           ----           ----
Sales                                             $  142,949        220,082        178,070        330,739

Cost of sales                                         50,215         18,249         60,286         79,412
                                                  ----------      ---------      ---------     ----------
          Gross profit                                92,734        201,833        117,784        251,327

General and administrative expenses                  147,280        698,783        238,102        837,214
                                                  ----------      ---------      ---------     ----------

          Loss from operations                       (54,546)      (496,950)      (120,318)      (585,887)
                                                  ----------      ---------      ---------     ----------

Other income (expense):
    Royalty income                                    47,104          9,605         74,900         25,952
    Interest and dividend income                         -            3,727            -            6,187
    Interest expense                                 (13,116)       (13,277)       (42,686)       (26,277)
                                                  ----------      ---------      ---------     ----------

          Total other income                          33,988             55         32,214          5,862
                                                  ----------      ---------      ---------     ----------

Loss before minority interest and
  income taxes                                       (20,558)      (496,895)       (88,104)      (580,025)

Minority interest in net loss of subsidiaries            716            -            1,048            -
                                                  ----------      ---------      ---------     ----------

Loss before provision for income taxes
  and discontinued operations                        (19,842)      (496,895)       (87,056)      (580,025)

Income tax benefit - deferred                          6,750        183,000         29,600        215,000
                                                  ----------      ---------      ---------     ----------

Loss from continuing operations                      (13,092)      (313,895)       (57,456)      (365,025)



                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED





                                                            THREE MONTHS                  SIX MONTHS
                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                            --------------                --------------
                                                       1996           1995           1996           1995
                                                       ----           ----           ----           ----
Discontinued operations:
  Income from discontinued operations net
    of income  taxes of $-0-, $-0-, $68,000,
    and $-0-                                             -          (14,122)       132,140        (27,376)
  Loss from disposal of discontinued
    operations net of income tax
    benefit of $900, $-0-, $48,200, and $-0-          (1,856)           -          (93,694)            -
                                                 -----------      ---------      ---------      ---------

          Total discontinued operations               (1,856)       (14,122)        38,446        (27,376)
                                                 -----------      ---------      ---------      ---------

Net loss                                         $   (14,948)      (328,017)       (19,010)      (392,401)
                                                 -----------      ---------      ---------      ---------
                                                 -----------      ---------      ---------      ---------

Loss per share                                   $      (.01)          (.24)          (.01)          (.29)
                                                 -----------      ---------      ---------      ---------
                                                 -----------      ---------      ---------      ---------

Weighted average share                             1,851,198      1,665,002      1,851,198      1,475,567
                                                 -----------      ---------      ---------      ---------
                                                 -----------      ---------      ---------      ---------



                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                        SIX MONTHS ENDED JUNE
                                                        ---------------------
                                                            1996         1995
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (19,010)    (392,401)
  Less income from discontinued operations              (132,140)         -
  Add loss from disposition of discontinued operation     93,694          -
  Adjustments to reconcile net loss
    to net cash provided by (used in) operating
    activities:
     Common stock issued for services                        -        204,500
     Depreciation and amortization                         4,600        4,000
     Minority interest in net loss
       of subsidiaries                                    (1,048)         -
     (Increase) decrease in:
        Accounts receivable                              (35,447)     (47,868)
        Real estate held for resale                      199,688      (18,589)
        Income tax receivable                             (9,800)         -
     (Decrease) increase in:
        Accounts payable                                (229,020)           1
        Accrued expenses                                 (50,645)      69,130
        Deferred income tax                                  -       (328,000)
                                                       ---------    ---------
        Net cash used in continuing operations          (179,128)    (509,227)
        Net cash provided by discontinued
          operations                                      39,151          -
                                                       ---------    ---------

            Net cash used in
            operating activities                        (139,977)    (509,227)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (976)     (12,312)
  Increase in notes receivable                               -       (398,680)
  Payments on notes receivable                            14,269          -
  Decrease in other assets                                   -          9,975
                                                       ---------    ---------

  Cash provided by (used in) investing
    activities - continuing operations                    13,293     (401,017)
  Cash from investing activities -
    discontinued operations                                  -            -
                                                       ---------    ---------

            Net cash provided by (used in)
            Investing activities                          13,293     (401,017)
                                                       ---------    ---------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED


                                                           1996           1995
                                                           ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Investment in subsidiary                                 -            7,368
   Payments on notes payable                           (406,964)        (1,475)
   Dividends paid                                           -         (128,423)
                                                      ---------     ----------

   Cash used in financing activities - continued
     operations                                        (406,964)      (122,530)
   Cash for financing activities - discontinued
     operations                                             -              -
                                                      ---------     ----------

        Net cash used in
        financing activities                           (406,964)      (122,530)
                                                      ---------     ----------

Decrease in cash                                       (533,648)    (1,032,774)

Cash and cash equivalents, beginning of period          765,831      2,138,795
                                                      ---------     ----------

Cash and cash equivalents, end of period              $ 232,183      1,106,021
                                                      ---------     ----------
                                                      ---------     ----------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED



SUPPLEMENTAL SCHEDULE FOR NON-CASH ACTIVITIES:

          On June 13, 1995, the Company issued 590,000 shares of the Company's common stock to Midwest Railroad Construction and Maintenance Corporation in exchange for 100 percent of Midwest. The following is a summary of the acquired assets and liabilities:

               Cash                                  $    7,368
               Accounts receivable                      922,693
               Notes receivable                         183,915
               Inventory                                158,731
               Net property and equipment               896,011
               Other assets                               2,550
               Accounts payable                        (736,685)
               Accrued expenses                         (65,769)
               Notes payable                           (741,765)
               Deferred income taxes                    (40,000)
                                                     ----------
               Common stock issued for subsidiary    $  587,049
                                                     ----------
                                                     ----------

                             UTAH RESOURCES INTERNATIONAL
                                   AND SUBSIDIARIES


                            NOTES TO FINANCIAL STATEMENTS


(1) The unaudited financial statements include the accounts of Utah Resources International, Inc., and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996 and the results of operations for three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     RESULTS OF OPERATIONS

     The Company had land sales of $142,949 for the quarter ended June 30, 1996 as compared with land sales of $220,082 for the quarter ended June 30, 1995.
The Company had land sales of $178,070 for the six months ended June 30, 1996 as compared with land sales of $330,739 for the six months ended June 30, 1995. Management attributes the reduced sales in 1996 to a slowdown in the sale of high-end market lots as well as there being only a limited amount of developed lots available. Interest income was higher in 1995 due to the fact that the Company held more money in interest bearing accounts. Income on royalties from production under oil and gas and mineral leases amounted to $47,104 and $9,605 for the quarter ended June 30, 1996 and 1995 respectively. For the six months ending June 30, 1995 and 1996, the Company earned income on royalties from production under oil and gas and mineral leases in the amount of $25,952 and $74,900 respectively. The increase in royalties income reflects the increase in oil and gas prices during this period due to production fluctuations.

     However, overall, the cost of land sold decreased for the six months ended June 30, 1995 and 1996 from $79,412 to $60,286, reflecting a decline in sales for this period. General and administrative expenses decreased for the three months period ending June 30, from $698,783 in 1995 to 147,280 in 1996, and for the six months period ending June 30, from $837,214 in 1995 to $238,102 in 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements of the Company are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property;
(b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note, as described herein under Item 5. Other Information/Stock Purchase Agreement - July 3, 1996. The ratio of assets to liabilities for the three months period ending June 30, 1996 was 3.2 to 1. The Company's assets as of June 30, 1996 were valued at $1,735,343, as against liabilities of $537,966.

     The Company presently anticipates that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

     From January, 1995, through June 30, 1996, litigation expenses impose a significant drain on the Company's liquidity. For a more detailed description of the Company's litigation, see "PART II OTHER INFORMATION/Item 1. Legal Proceedings."

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

     On April 5, 1996, the Company entered into a letter of intent ("Letter of Intent") with Inter-Mountain Capital Corporation, a Delaware corporation wholly owned by John Fife ("IMCC"), to sell a controlling interest in the Company to IMCC, at a purchase price equal to $3.35 per share. On May 17, 1996, a shareholders derivative suit captioned as MARK TECHNOLOGIES CORP. ET AL. V. UTAH RESOURCES INTERNATIONAL, INC., ET AL., was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action"). Mark G. Jones, a director of the Company, is the controlling shareholder of Mark Technologies, Corporation. The Second State Action included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent. On June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd and E. Jay Sheen ("Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. The second settlement agreement was among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties agreed, among other things, agreed to dismiss the First Federal Action, the Order to Show Cause, the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement. On July 19, 1996, the notice of hearing of proposed settlement of the Second State Action, the First State Action and the Federal Action and the notice of hearing on petition to terminate the 1993 Settlement Agreement was mailed to all of the Company's shareholders of record as of June 24, 1996. Among other things, the notice provided that the 1996 Settlement Agreement and the Morgan Settlement Agreement (together the "Settlement Agreements") were to be considered approved by the court on August 12, 1996, and that all objections to the Settlement Agreements had to be presented at that time. On August 9, 1996, shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan and Karen J. Morgan

("Objectors") filed an objection to the hearing and requested that the court continue the settlement approval hearing until after a the Company shareholders' vote on the Settlement Agreements and the IMCC Stock Purchase Agreement. In their objections and request for continuance of hearing, the Objectors, among other things, claimed that they had insufficient information with which to evaluate the Stock Purchase Agreement between IMCC and the Company; that they had insufficient information regarding John Fife, the sole shareholder of IMCC, and that they needed additional time and information to evaluate the fairness of the Stock Purchase Agreement, and to solicit bids to sell the Company. Further, the Objectors alleged that the Company had refused to provide documentation relating to the Stock Purchase Agreement to them. After considering the Objectors' and the parties' initial arguments, the court granted both the parties and the Objectors an additional seven days, through August 19, 1996, to submit written memoranda in support of their positions. Both the Objectors and the parties submitted written memoranda supporting their positions in regard to the Settlement Agreements and the Stock Purchase Agreement. After considering the written memoranda and arguments presented by both sides, on August 23, 1996 the court denied the Objector's petition, and entered an order approving the Settlement Agreements. As required by the Transaction Agreements, as defined below, the 1996 Settlement Agreement and the Morgan Settlement Agreement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department Utah, on or about August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

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



                                   Utah Resources International, Inc.



Date: January 21, 1997             /s/ John Fife
      ----------------             -----------------------------------
                                   John Fife, President and CEO


Date: January 21, 1997             /s/ Ladd Worth Eldredge
      ----------------             -----------------------------------
                                   Ladd Worth Eldredge, Chief Financial
                                   Officer