Form 10QSB
period 1996-09-30
UTAH RESOURCES INTERNATIONAL INC
filed 1997-01-21
CIK 353793

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

--------------------------------------------------------------------------------



                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

--------------------------------------------------------------------------------



                           Commission File No. ___________

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

    Transitional Small Business Disclosure Format (check one):

Yes           No     X
    --------     ---------

                                        PART I
                                FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET

                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)
    ASSETS
     ------

Cash and cash equivalents                   $    257,900
Accounts receivable                              281,982
Notes receivable                                 157,454
Income tax receivable                            222,128

Property and equipment, net of
  accumulated depreciation and
  amortization of $43,229                         30,755

Real estate held for resale                      655,133
Royalty interest in petroleum and mineral
  production, net of amortization of $41,034       9,176
Other assets                                      10,599
                                               ----------

                                              $1,625,127
                                               ----------
                                               ----------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                              $  191,389
Accrued expenses                                 253,423
Earnest money deposits                            36,000
Notes payable                                    180,357
Net liabilities of discontinued  operations           48
                                               ----------

    Total liabilities                            661,217
                                               ----------

Minority interest                                147,434

Stockholders' equity:
Common stock; par value $.10 per share,
  5,000,000 shares authorized, 2,522,808
  shares issued and outstanding                  252,281
Additional paid-in capital                     4,431,232
Stock subscription receivable                 (3,633,159)
Retained earnings                               (233,878)
                                               ----------

    Total stockholders' equity                   816,476
                                               ----------

                                              $1,625,127
                                               ----------
                                               ----------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                         THREE MONTHS                    NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                       -------------------           -------------------
                                                     1996            1995           1996           1995
                                                     ----            ----           ----           ----
Sales                                             $     -          128,462        178,070        459,201

Cost of sales                                           -           38,419         60,286        117,831
                                                  ----------       --------     ----------       --------

    Gross profit                                        -           90,043        117,784        341,370

General and administrative expenses                 828,042        104,320      1,066,144        941,534
                                                  ----------       --------     ----------       --------

    Loss from operations                           (828,042)       (14,277)      (948,360)      (600,164)
                                                  ----------       --------     ----------       --------

Other income (expense):
    Royalty income                                   45,674         17,527        120,574         43,479
    Interest and dividend income                     49,468         48,304         41,054         54,491
    Other income                                        600            -              600            -
    Interest expense                                 (1,766)         5,452        (36,038)       (20,825)
                                                  ----------       --------     ----------       --------

    Total other income                               93,976         71,283        126,190         77,145
                                                  ----------       --------     ----------       --------

Loss before minority interest and
  income taxes                                     (734,066)        57,006       (822,170)      (523,019)

Minority interest in net loss of subsidiaries         3,631         13,494          4,679         13,494
                                                  ----------       --------     ----------       --------

Loss before provision for income taxes
  and discontinued
    operations                                     (730,435)        70,500       (817,491)      (509,525)

Income tax (provision)
    benefit - deferred                                  -          (18,000)        29,600        197,000
                                                  ----------       --------     ----------       --------

Loss from continuing operations                    (730,435)        52,500       (787,891)      (312,525)

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                    THREE MONTHS                         NINE MONTHS
                                                                 ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                               ---------------------         -----------------------
                                                               1996           1995           1996            1995
                                                               ----           ----           ----            ----
Discontinued operations:
   Income (loss) from discontinued operations net
    of income taxes of $-0-, $-0-,  $68,000
    and $-0-                                                $     -           60,392        132,140         33,016
   Loss from disposal of discontinued
    operations net of income tax
    benefit of $-0-, $-0-, $48,200, and $-0-                  (15,878)           -         (109,572)           -
                                                          ------------     ----------   ------------    -----------

        Total discontinued operations                         (15,878)        60,392         22,568         33,016
                                                          ------------     ----------   ------------    -----------

Net (loss) income                                           $(746,313)       112,892       (765,323)      (279,509)
                                                          ------------     ----------   ------------    -----------
                                                          ------------     ----------   ------------    -----------

Loss per share                                              $    (.30)           .06           (.37)          (.14)
                                                          ------------     ----------   ------------    -----------
                                                          ------------     ----------   ------------    -----------

Weighted average shares                                     2,522,808      1,976,280      2,075,068      1,976,280
                                                          ------------     ----------   ------------    -----------
                                                          ------------     ----------   ------------    -----------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                             1996         1995
                                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(765,323)    (279,509)
   Less income from discontinued operations              (132,140)     (33,016)
   Add loss from disposition of discontinued operation    109,572          -
   Adjustments to reconcile net loss
     to net cash (used in) operating
     activities:
       Common stock issued for services                       -        122,667
       Depreciation and amortization                        6,820        8,175
       Minority interest in net loss
         of subsidiaries                                   (4,679)     (13,494)
       (Increase) decrease in:
          Accounts receivable                              90,640      (83,478)
          Real estate held for resale                     199,688     (128,220)
          Income tax receivable                            (9,800)    (106,265)
       (Decrease) increase in:
          Accounts payable                                (85,057)      57,957
          Accrued expenses                                (47,871)      45,137
          Deferred income tax                                 -       (314,000)
                                                         ----------   ---------

          Net cash used in continuing operations         (638,150)    (724,046)
          Net cash provided by discontinued operations     23,273      (66,111)
                                                         ----------   ---------

                  Net cash used in
                  operating activities                   (614,877)    (790,157)
                                                          ---------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                        (616)    (185,166)
   Increase in notes receivable                               -            -
   Payments on notes receivable                            21,535        2,978
   Decrease in other assets                                   -            -
                                                         ----------   ---------

   Cash provided by (used in) investing activities -
     continuing operations                                 20,919     (182,188)
   Cash from investing activities - discontinued
     operations                                               -         38,419
                                                         ----------   ---------

                  Net cash provided by
                  Investing activities                     20,919     (143,769)
                                                         ----------   ---------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

                    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                                             1996         1995
                                                             ----         ----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                             (419,270)     (45,802)
   Investments in subsidiary                                  -            -
   Issuance of common stock                               641,146     (128,443)
   Purchase of common stock                              (135,849)       3,684
                                                       ----------   ----------

   Cash used in financing activities - continued
       operations                                          86,027     (170,561)
                                                       ----------   ----------
   Cash for financing activities - discontinued
       operations                                             -        (98,383)
                                                       ----------   ----------

            Net cash provided by
            financing activities                           86,027     (268,944)
                                                       ----------   ----------

Decrease in cash                                         (507,931)  (1,202,870)

Cash and cash equivalents, beginning of period            765,831    2,138,795
                                                       ----------   ----------

Cash and cash equivalents, end of period                $ 257,900      935,925
                                                       ----------   ----------
                                                       ----------   ----------

                          UTAH RESOURCES INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED



SUPPLEMENTAL SCHEDULE FOR NON-CASH ACTIVITIES:

     1996

          In July 1996, the Company sold 1,275,912 shares of the Company's common stock for $3.35 per share. The Company received $641,146 in cash and a note for the balance of $3,633,159.

          The Company also issued 2,625 shares of stock to an individual to relieve a liability that had been accrued in the amount of $11,180.

          As part of the split up with Midwest Railroad, the Company received back 590,000 shares of its own common stock.


     1995

          On June 13, 1995, the Company issued 590,000 shares of the Company's common stock to Midwest Railroad Construction and Maintenance Corporation in exchange for 100 percent of Midwest. The following is a summary of the acquired assets and liabilities:

            Cash                                      $     7,368
            Accounts receivable                           922,693
            Notes receivable                              183,915
            Inventory                                     158,731
            Net property and equipment                    896,011
            Other assets                                    2,550
            Accounts payable                             (736,685)
            Accrued expenses                              (65,769)
            Notes payable                                (741,765)
            Deferred income taxes                         (40,000)
                                                      -----------

            Common stock issued for subsidiary        $   587,049
                                                      -----------
                                                      -----------

                             UTAH RESOURCES INTERNATIONAL
                                   AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS





(1) The unaudited financial statements include the accounts of Utah Resources International, Inc., and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996 and the results of operations for three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

     RESULTS OF OPERATIONS

     The Company had land sales of $178,070 during the nine month period ended September 30, 1996 as compared with land sales of $459,201 for the nine month period ended September 30, 1995. Management attributes the reduced sales in 1996 to a slowdown in the sale of high-end market lots as well as there being only a limited amount of developed lots available. Interest income was higher in 1995 due to the fact that the Company held more money in interest bearing accounts. Income on royalties from production under oil and gas and mineral leases amounted to $120,574 for the nine month period ended September 30, 1996 as compared to $43,479 for the nine month period ended September 30, 1995. The increase in royalties income reflects the increase in oil and gas prices during this period due to production fluctuations.

     Cost of land sold decreased from $117,831 in 1995 to $60,286 in 1996, reflecting a decline in sales from $459,201 for the nine month period ended September 30, 1995 to $178,070 for the same period in 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements of the Company are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note, as described herein under Item 5. Other Information/Stock Purchase Agreement - July 3, 1996. The ratio of assets to liabilities at September 30, 1996 was approximately 2.46 to
1. The Company's assets as of September 30, 1996 were valued at $1,625,127, as against liabilities of $661,217.

     The Company presently anticipates that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

     From January, 1995, through July, 1996, litigation expenses imposed a significant drain on the Company's liquidity. The litigation which occasioned such expenses has been terminated by settlement, and management expects future legal fees will decrease dramatically. For a more detailed description of the Company's litigation, see "ITEM 1 LEGAL PROCEEDINGS."

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

     It is anticipated that the Company's need for cash in excess of its present resources will be met through revenues and real estate secured borrowings. No firm financing commitment has been obtained for the purpose of completing the 1,000 to 1 reverse stock split as more fully discussed herein. The Company does not have backup lines of credit.

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



                                   Utah Resources International, Inc.


Date: January 21, 1997             /s/ John Fife
      ----------------             ------------------------------------
                                   John Fife, President and CEO


Date: January 21, 1997             /s/ Ladd Worth Eldredge
      ----------------             ------------------------------------
                                   Ladd Worth Eldredge, Chief Financial
                                   Officer