Form 10KSB/A
period 1995-12-31
UTAH RESOURCES INTERNATIONAL INC
filed 1997-03-31
CIK 353793

                             AMENDMENT NO. 1 TO
                                 FORM 10-KSB


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

                     297 W. Hilton Drive, Suite #4
                         St. George, Utah 84770
                       --------------------------
       (Address of principal executive offices including zip code)


               Issuer's telephone number: (801) 628-8080
                                          ---------------

   Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                                          Title of Class
                                          ---------------
                                           Common Stock
                                      Par Value $.10 Per Share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes             No     X
       ---------       ---------
(2) Yes   X         No
       ---------       ---------

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. [ ]

     Issuer's revenues for its most recent 1995 Fiscal Year was $787,369 (excluding any revenues from Midwest which have been classified as discontinued operations).

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, based on the last sales transaction which occurred December 9, 1996 at approximately $.875 per share, is $795,403.13.

     The number of shares of Common Stock, $.10 par value, outstanding on October 8, 1996 was 2,522,808 shares.

                     UTAH RESOURCES INTERNATIONAL, INC.

     Attached as an amendment to this Form 10-KSB is a copy of Exhibit 27. This Exhibit 27 was not filed with the Form 10-KSB for the year ended December 31, 1995, which was filed with the SEC on January 8, 1997.