Form 10QSB/A
period 1996-03-31
UTAH RESOURCES INTERNATIONAL INC
filed 1997-03-31
CIK 353793

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                  AMENDMENT NO. 1 TO
                                     FORM 10-QSB

         --------------------------------------------------------------------
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
         --------------------------------------------------------------------
                            Commission File No.
                                               ------------

                          UTAH RESOURCES INTERNATIONAL, INC.
         --------------------------------------------------------------------

          (Exact Name of Small Business Issuer  as Specified in its Charter)

                 UTAH                               87-0273519

    (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

         --------------------------------------------------------------------
                            297 W. Hilton Drive, Suite #4
                               St. George, Utah  84770
         --------------------------------------------------------------------
                       (Address of Principal Executive Offices)
         --------------------------------------------------------------------
                                    (801) 628-8080
         --------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)
         --------------------------------------------------------------------

         --------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes            No
       ---------     ---------
(2) Yes            No
       ---------     ---------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 shares as of October 8, 1996.

    Transitional Small Business Disclosure Format (check one):

Yes           No     X
   ---------    ---------

                          UTAH RESOURCES INTERNATIONAL, INC.


    Attached as an amendment to this Form 10-QSB is a copy of Exhibit 27.  This
Exhibit 27 was not filed with the Form 10-QSB for the quarterly period ended March 31, 1996, which was filed with the SEC on January 21, 1997.