Form 10QSB/A
period 1996-06-30
UTAH RESOURCES INTERNATIONAL INC
filed 1997-03-31
CIK 353793

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                             AMENDMENT NO. 1 TO
                                 FORM 10-QSB

-------------------------------------------------------------------------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

-------------------------------------------------------------------------------

                  Commission File No.
                                     --------------------

                    UTAH RESOURCES INTERNATIONAL, INC.

-------------------------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)

               Utah                                   87-0273519
               ----                                   ----------

 (State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

-------------------------------------------------------------------------------
                     297 W. Hilton Drive, Suite #4
                         St. George, Utah 84770
-------------------------------------------------------------------------------

                (Address of Principal Executive Offices)
-------------------------------------------------------------------------------

                            (801) 628-8080
-------------------------------------------------------------------------------

             (Issuer's Telephone Number, Including Area Code)
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

      (Former Name, Former Address and Former Fiscal Year, if Changed
                           Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


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

Yes             No
   ---------       ---------

                     UTAH RESOURCES INTERNATIONAL, INC.

     Attached as an amendment to this Form 10-QSB is a copy of Exhibit 27. This Exhibit 27 was not filed with the Form 10-QSB for the quarterly period ended June 30, 1996, which was filed with the SEC on January 21, 1997.