Form 10QSB/A
period 1996-09-30
UTAH RESOURCES INTERNATIONAL INC
filed 1997-03-31
CIK 353793

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

     Transitional Small Business Disclosure Format (check one):

Yes             No     X
   ---------       ---------

                     UTAH RESOURCES INTERNATIONAL, INC.

     Attached as an amendment to this Form 10-QSB is a copy of Exhibit 27. This Exhibit 27 was not filed with the Form 10-QSB for the quarterly period ended September 30, 1996, which was filed with the SEC on January 21, 1997.