Form 10KSB
period 1996-12-31
UTAH RESOURCES INTERNATIONAL INC
filed 1997-05-29
CIK 353793

                                 FORM 10-KSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                ANNUAL REPORT

       PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 [FEE REQUIRED]

                          For the Fiscal Year Ended
                              DECEMBER 31, 1996

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



     (1)  Yes  X    No
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


     Issuer's revenues for its most recent 1996 Fiscal Year was $761,352 (excluding any revenues from Midwest Railroad Construction and Maintenance Corporation which have been classified as discontinued operations).


     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, based on the last sales transaction which occurred December 9, 1996 at approximately $.875 per share, is $795,403.13.

     The number of shares of Common Stock, $.10 par value, outstanding on December 31, 1996 was 2,522,808 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE


     PART OF FORM 10-KSB                           DOCUMENT
     -------------------                           --------

           PART I                                  None

           PART II                                 None

           PART III

                Item 13 - Exhibits and       Exhibits as specified in
                Reports on Form 8-K          Item 13 of this Report

                                   PART I


     ITEM 1. DESCRIPTION OF BUSINESS.

     (a) Business Development.
         ---------------------

Form and Year of Organization
-----------------------------

     Utah Resources International, Inc. ("URI" or the "Company") is a Utah corporation, organized in 1966 as Utah Industrial, Inc. It was renamed Utah Resources International, Inc. in 1969. The Company's executive offices are located at 297 W. Hilton Drive, Suite #4, St. George, Utah 84770.

Stock Purchase Agreement - July 3, 1996
---------------------------------------

     On April 5, 1996, Inter-Mountain Capital Corporation, a Delaware corporation wholly owned by John Fife ("IMCC"), entered into a Letter of Intent with the Company (the "Letter of Intent"), whereby IMCC agreed, if certain conditions were met, to purchase a 51% interest in the Company at a purchase price of $3.35 per share. One of the conditions for consummating the transaction contemplated by the Letter of Intent was the spinoff of Midwest Railroad Construction and Maintenance Corporation ("Midwest"). Pursuant to the Letter of Intent, IMCC agreed to pay 10% of the purchase price at closing with the remaining 90% owing to be evidenced by a promissory note. The Letter of Intent also provided that the Company grant IMCC a ten year option to purchase an additional 150,000 or more shares of URI's stock, so that IMCC, at all times would have the right to own a 51% interest in the Company. The Letter of Intent also provided that subsequent to the closing and subject to financing and other conditions, the Company would cause either a: (i) 12,500 to 1 share reverse split of the Company's stock, at $3.35 per share, with fractional shareholders given the option to round-up and maintain their shareholder status; or (ii) tender offer for its shares at $3.35 per share subject to certain payment options. If the transactions contemplated by the Letter of Intent were consummated it was the intent of IMCC to delist the common stock of the Company from any national securities exchange. In order to obtain a copy of the Letter of Intent and for a more detailed description of the terms of the Letter of Intent, see Schedule 13D filed by IMCC with the SEC on April 16, 1996. The Company entered into the Letter of Intent over the objections of Mark Jones and Jenny Morgan, being two directors of the Company.

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

     On or about June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John
H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd, and E. Jay Sheen (the "Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. A copy of the Morgan Settlement Agreement is attached as
Exhibit 10.37 to the Company's Form 10-KSB for the fiscal year ending December 31, 1995, filed with the SEC on January 8, 1997. The "1993 Settlement Agreement" was the result of the settlement of a shareholders' derivative action captioned as Ernest Muth, et al. v. John H. Morgan, Jr. et al., which was filed as Civil Number C-87-1632 in the Third Judicial District Court of Salt Lake County, Utah (the "First State Action"), where plaintiffs therein alleged, among other things, that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement in the First State Action was entered on April 6, 1993 (the "1993 Settlement Agreement"). On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John H. Morgan, Jr., and Daisy R. Morgan, directors of the Company, to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement entered by Judge Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr., Daisy R. Morgan, Mark G. Jones and others (the "Order to Show Cause"). The second settlement agreement was by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark
G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties, among other things, agreed to dismiss the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement and to settle certain other litigation. A copy of the 1996 Settlement Agreement is attached as Exhibit 10.38 to the Company's Form 10-KSB for the fiscal year ending December 31, 1995, filed with the SEC on January 8, 1997. For a more detailed description of the Company's legal proceedings, see "Item
3. Legal Proceedings," and copies of the Morgan Settlement Agreement and the 1996 Settlement Agreement which were attached as Exhibits 10.37 and 10.38 respectively to the Company's Form 10-KSB for the fiscal year ending December 31, 1995, filed with the SEC on January 8, 1997. In addition, the 1996 Settlement Agreement amended certain provisions of the Letter of Intent including, the elimination of the option that IMCC would cause the Company to initiate a tender offer for its shares and the reduction in the reverse split from 12,500 shares to 1 to 1,000 shares to 1 and an increase in the IMCC payment at closing from 10% of the purchase price to 15%. On or about August 9, 1996, a Motion to Intervene was filed by shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan and Karen J. Morgan (together the "Objectors"). On August 22, 1996, the court denied the Objector's petition. The 1996 Settlement Agreement and the Morgan Settlement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department of Utah, on or about August 23, 1996. The First Federal Action and the Second State Action were dismissed with prejudice on August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

     On July 3, 1996, pursuant to the Letter of Intent and the 1996 Settlement Agreement, the Company and IMCC entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby the Company issued and sold 1,275,912 shares (the "Purchased Shares") of its common, $.10 par value per share stock (the "Common Stock") to IMCC, so that IMCC owned a 50.5% interest in the Company. IMCC acquired the Purchased Shares at a price equal to $3.35 per share for an aggregate purchase price of $4,274,305.20 (the "Purchase Price"), of which $641,145.78 was paid in cash by IMCC to the Company at the closing. The remaining portion of the purchase price of $3,633,159.42 was evidenced by IMCC's promissory note (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid $197,872.52 to the Company, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the Purchased Shares as evidenced by a stock pledge agreement, dated as of July 3, 1996, by and between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note from time to time. For a more detailed description of the Stock Purchase Agreement, see Form 8-K filed by the Company with the SEC on July 19, 1996, and to review a copy of the Stock Purchase Agreement, see Schedule 13D-A filed by IMCC with the SEC on September 9, 1996.

     As required by the Stock Purchase Agreement, E. Jay Sheen and R. Dee Erickson, submitted their resignations as directors of the Company, effective July 13, 1996. As further required by the Stock Purchase Agreement, John Fife was appointed a director of the Company. David Fife, the brother of John Fife, was also appointed as a director of the Company. John Fife and David Fife were appointed directors of the Company as part of the Muth Group pursuant to the 1993 Settlement Agreement, effective July 13, 1996. As required by the Stock Purchase Agreement, John Fife was elected President and Chief Executive Officer of the Company in July, 1996 pursuant to a 3-0 vote of the Board (Mark G. Jones and Jenny Morgan were not present for the vote). John Fife also serves as Chairman of the Board of the Company pursuant to a 3-2 vote of the Board.

     The Stock Purchase Agreement contemplated that subject to applicable state and federal securities and state corporate law, the Company would cause a 1,000 to 1 share reverse split of the Company's stock to the shareholders of record at $3.35 per share, with fractional shareholders given the option to either purchase additional fractional shares to round up to one whole share following the reverse split or sell their fractional shares for cash to the Company.
IMCC was granted a ten year option to purchase 150,000 or more additional shares of stock at a purchase price equal to $3.35 per share and on the same terms and conditions as those provided under the Stock Purchase Agreement, so that after the reverse split IMCC may maintain its 50.5% majority interest in the Company. Subsequent to the reverse split and subject to applicable state and federal securities and state corporate law, any Company shares redeemed by the Company pursuant to the reverse split (the "Returned Shares") may be acquired by the remaining shareholders, other than IMCC or its affiliates, in increments of 1,000 shares (the "Returned Share Option"), at a purchase price equal to the pre-reverse-split price of $3.35 per share (the "Returned Share Purchase Price"). Only those shares for which the Company has received a fully and properly executed letter of transmittal, accompanied by the required documents, will qualify as Returned Shares for the purposes of this Returned Share Option. Such Common Stock shall be purchased in blocks of 1,000 shares of Common Stock such that each purchase of a 1,000 share block of Common Stock shall be converted into one (1) share of common $100.00 par value per share stock of the Company (the "New Stock"). In the event the Returned Share Option is over-subscribed, then each of the exercising shareholders may purchase the Returned Shares on a pro-rata basis (as determined by the number of shares held by each of the exercising shareholders as of the record date less those shares held by IMCC), but in no event in less than 1,000 share blocks. In the event of such over-subscription, each qualified shareholder could elect to purchase that percentage of Returned Shares equal to x/(y-z) where "x" equals the number of New Stock shares owned by the qualified shareholder wishing to purchase the Returned Shares, "y" equals the total number of issued shares of New Stock, and "z" equals the number of issued shares of New Stock owned by IMCC. Twenty-five percent (25%) of the Returned Share Purchase Price shall be payable in cash upon exercise, with the remaining balance of $2.51 per share being evidenced by a note (the "Returned Share Note"), payable in three (3) years. Subject to applicable Internal Revenue Service rules, the Returned Share Note shall bear simple interest at the short term applicable federal rate as stated in June, 1996, which interest shall be payable annually in arrears. Payment of the Returned Share Note will be secured by a pledge of the Returned Shares purchased, as converted into share(s) of New Stock, pursuant to a stock pledge agreement to be provided by the Company. Exercising shareholders purchasing Returned Shares shall be required to apply any dividends, distributions or other payments made to the shareholder of the Company on the Returned Shares/New Stock to payment of the unpaid balance of the Returned Share Note. Returned Shares, as converted into New Stock, purchased by an exercising shareholder shall be fully votable in accordance with the terms of the Company's organizational documents and other agreements binding the Company for so long as the exercising shareholder is not in default under the pledge agreement or the Returned Share Note.

     As a result of the reverse split, the Company is expected to become a non-reporting company. A company with assets of over $10 million becomes a "reporting company" when its shareholders number 500 or more. To thereafter be allowed to become a "non-reporting company" and cease reporting to the Securities and Exchange Commission, the number of shareholders must decline to less than 300. Of the approximately 558 shareholders, approximately 479 shareholders of record own fewer than 1,000 shares, leaving approximately 79 shareholders post reverse-split if none of these shareholders exercise their option to round up.

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

     Subsequent to the period covered by this report, in February, 1997, the Company filed a Schedule 13e-3 and a Preliminary Proxy Statement with the Securities and Exchange Commission. The Preliminary Proxy Statement relates to a solicitation of proxies by the Company to be used at the annual meeting of shareholders of the Company to consider and vote upon: (i) a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding stock on the basis that each 1,000 shares of common stock then outstanding will be converted into one share, at $3.35 per share pre-reverse-split price, with fractional shareholders given the option to either receive cash in lieu of their resulting fractional share or purchase additional fractional shares to round up to one whole share following the reverse split; (ii) the election of directors; (iii) an amendment to the by-laws changing the annual meeting date; (iv) certain proposals submitted by Mark G. Jones on behalf of Mark Technologies Corporation, and other matters. The Securities and Exchange Commission is currently in the process of reviewing the Schedule 13e-3 and the Preliminary Proxy Statement.

Share Exchange Agreement
------------------------

     On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock following the transaction, in return for receipt of all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange and Share Exchange Agreement, dated February 16, 1995 by and among the Company, Midwest, Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"). The Share Exchange Agreement was approved by a 3-2 vote of the Board. Directors John H. Morgan, Jr., and Daisy R. Morgan voted against the Share Exchange Agreement. All of the common stock of Midwest was owned by RD Wolff and JJ Wolff. The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to: (i) indemnify Midwest and the Wolffs from any liability to the Company's shareholders, its officers or directors, whether brought directly by the person or in a derivative capacity arising from Midwest's or the Wolffs' negotiation, execution, or consummation of the Share Exchange Agreement; (ii) execute a three year employment agreement between RD Wolff and the Company, whereby RD Wolff would act as the President of Midwest; (iii) apply for a listing of its stock on the NASDAQ;
and (iv) lend Midwest, in the form of a line of credit, a sum not to exceed $250,000, with the first draw available after February 15, 1995, evidenced by a promissory note in standard form, bearing an interest rate of 1% over the posted prime lending rate at First Security Bank of Utah, N.A., as of February 15, 1995, and adjusted each three months thereafter. Prior to the closing of the Share Exchange Agreement, Midwest borrowed a total of $100,000 against the line of credit. Pursuant to the terms and conditions of the Share Exchange Agreement, the line of credit from the Company became subordinate to Midwest's existing credit line of $350,000. The line of credit was secured by the assets and equipment of Midwest. The Company entered into an employment agreement with RD Wolff, dated as of June 13, 1995 (the "Wolff Employment Agreement"), and an operating agreement between Midwest and RD Wolff, dated as of June 13, 1995 (the "Operating Agreement"). Pursuant to the Wolff Employment Agreement, RD Wolff was to serve as CEO of the Company and Midwest, and RD Wolff was to receive $125,000 per year in compensation during the term of the Wolff Employment Agreement. Furthermore, during the first five quarters of the Wolff Employment Agreement, beginning July 1, 1995, RD Wolff was to receive $25,000 in additional compensation per quarter. In addition to his base salary, RD Wolff was to receive an annual bonus computed on the after tax net earnings of Midwest, as follows: (a) 5% of the first $200,000 in net earnings of Midwest, (b) 7% of the next $200,000, and (c) 10% of all amounts over the first $400,000 in net earnings of Midwest. RD Wolff was also entitled to participate in the Company's health and benefit plans. Pursuant to the terms of the Operating Agreement and for services performed in connection with the consummation of the Share Exchange Agreement, the Company paid as compensation to each of R. Dee Erickson and E. Jay Sheen, both of whom were directors of the Company at the time of the execution of the Share Exchange Agreement, 38,000 shares each of the Company's Common Stock and $104,000 in cash. For a more detailed description of the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement and for copies of the above listed agreements see Form 8-K filed on behalf of the Company with the SEC on July 20, 1995.

     On July 18, 1995, Anne Morgan and Victoria Morgan, at the time shareholders of the Company and the adult daughters of John H. Morgan, Jr. ("JH Morgan") and Daisy R. Morgan ("DR Morgan"), both former directors and shareholders of the Company, filed a shareholders derivative action against R. Dee Erickson ("Erickson"), E. Jay Sheen ("Sheen"), Lyle D. Hurd ("Hurd") (Messrs. Erickson, Sheen and Hurd were three of the five directors of the Company at the time the suit was filed, with JH Morgan and DR Morgan being the remaining two directors), the Company, Midwest, RD Wolff and JJ Wolff, in the United States District Court for the Central District of Utah, Case Number 2:95CV661J, captioned as Anne Morgan et al. v. R. Dee Erickson, et al. (the "First Federal Action"). The complainants alleged, among other things that the defendants had violated proxy solicitation rules, violated disclosure rules under the Exchange Act of 1934, breached their fiduciary duties to the Company's shareholders, breached professional duties, committed fraud, wasted and looted the Company's assets, converted Company property, engaged in self-dealing, mismanaged the Company and breached their duty of loyalty. The complaint sought, among other things, the rescission of the Share Exchange Agreement.

     The terms of the Letter of Intent between IMCC and the Company required that the Company rescind the Share Exchange Agreement. For the foregoing reason, Midwest and the Company entered into a Splitoff Agreement, dated as of April 25, 1996 (the "Splitoff Agreement"), whereby the Share Exchange Agreement was rescinded. A copy of the Splitoff Agreement is attached as Exhibit 10.36 to the Company's Form 10-KSB for the fiscal year ending December 31, 1995, filed with the SEC on January 8, 1997. Pursuant to the terms of the Splitoff Agreement, URI transferred all of the outstanding shares of Midwest stock held by the Company to the Wolffs in exchange for the 590,000 shares of URI stock then held by the Wolffs which transfer was accomplished tax free in accordance with Section 355 of the Code. Furthermore, the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement were canceled. RD Wolff ceased to be the President of URI. Midwest received a net intercompany transfer of approximately $316,974 through March 31, 1996, which Midwest retained. Furthermore, the parties to the Splitoff Agreement agreed that in the event intercompany transfers for the period from July 1, 1995 through March 31, 1996 were: (i) less than $316,974, then URI would pay Midwest the difference; or (ii) more than $316,974, then Midwest would pay URI the difference. Based upon its own review, the Company believes that Midwest owes the Company $4,769 in excess intercompany transfers and $8,118 for Midwest's portion of Ladd Worth Eldredge's employment compensation pursuant to the terms of an agreement by and between Midwest and the Company, dated July 24, 1996, and which agreement is no longer in effect.

     Pursuant to the Splitoff Agreement, URI agreed to indemnify Midwest and the Wolffs and their respective agents, employees, attorneys, officers, directors and assigns from any and all claims, causes of action, liabilities, damages, costs, expenses and attorneys' fees arising from or relating in any way to URI or the Share Exchange Agreement. This indemnification provision would not apply to acts of fraud, gross negligence or willful misconduct by RD Wolff. The Wolffs and Midwest agreed to indemnify URI and its respective agents, employees, attorneys, officers, directors, successors and assigns from any and all claims, causes of action, liabilities and damages arising from or relating in any way to the Splitoff Agreement, which indemnification obligation is limited to $312,000. Within 30 days from the date of execution of the Splitoff Agreement, the Company's accountants were to calculate the federal, state and local income taxes attributable to Midwest's business operations (excluding any impact of salary payable or paid to RD Wolff or any intercompany charges to the Company for rent, overhead and administrative expenses) for the period commencing June 1, 1995 and terminating on December 31, 1995. Such taxes were to be determined on the basis as if the Company and Midwest were not filing a consolidated tax return for the same period or part thereof (whether or not a consolidated return is filed). The amount of such taxes is to be considered an intercompany receivable between the Company and Midwest.
Pursuant to the terms of the Splitoff Agreement, Midwest agreed to pay such tax amount to the Company in 12 installments. Simultaneous with the execution of the Splitoff Agreement, Midwest paid the Company the sum of $10,000 as an initial tax payment. The balance due the Company is to be paid in 11 additional equal monthly installments, with each such installment due on the first day of each month until all 11 installments have been paid in full. The first of the 11 monthly installments is due and payable on the first day of the month following the determination of the taxes owed by Midwest to the Company. The Company's accountants have determined that Midwest owes the Company $41,799 in taxes, of which $31,799 remains due. The Company has not yet made a demand for payment to Midwest.

     (b) Business of Company.
         --------------------

     URI is a real property development corporation. The Company directly owns approximately 408 acres of undeveloped land in St. George, Utah, approximately 362 acres of which are developable on which it conducts its real property development business, primarily through its wholly-owned subsidiary, Tonaquint, Inc. ("Tonaquint"). Most of the land is near the Southgate golf course. URI also has interests in partnerships that own and are developing other real property in St. George. The Company receives revenues from its ownership of overriding royalty interests in producing oil and gas leases in Utah and Wyoming, dating from the Company's historic business of acquiring and selling oil, gas and mineral leases.

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

     On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock, for all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange and Share Exchange Agreement, dated February 16, 1995 by and among the Company, Midwest, Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"). All of the common stock of Midwest was owned by RD Wolff and JJ Wolff. The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.
Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Through the remainder of 1995 and through April 25, 1996, Midwest and URI conducted the above activities. On April 25, 1996, Midwest and URI entered into a Splitoff Agreement, whereby, among other things, the Share Exchange Agreement was rescinded. For 1995 reporting purposes, Midwest's operations were classified as discontinued operations, with a net income of approximately $93,000 from operations and a net loss on disposal of discontinued items of approximately $684,000 to the Company. For 1996 reporting purposes, Midwest's operations were classified as discontinued operations, with a net loss of approximately $19,000 from operations and a net income on disposal of discontinued items of approximately $93,000 to the Company. For a more detailed description of Midwest and the Splitoff Agreement see, "ITEM 3 LEGAL PROCEEDINGS," and Form 10-KSB for the fiscal year ending
December 31, 1995, filed with the SEC on January 8, 1997.

Real Property Development Activities
------------------------------------

     In 1996, the Company sold a total of four (4) improved residential building lots. The Company sold three (3) lots from its Southgate Hills Phase II subdivision and one (1) lot from its Southgate Hills Phase I subdivision generating $163,500 in gross revenues. No residential lots remained in inventory at the end of 1996. In addition, in 1996 the Company through a partnership sold 5.24 acres for $167,973. In 1995, the Company sold a total of three (3) improved residential building lots in its Southgate Hills Phase II subdivision, generating $145,000 in gross revenues. The Company sold its one/half interest in a one and one/half acre parcel of golf course commercial property through the partnership of Southgate Resort located on Tonaquint Drive, for $171,098. In 1994, the Company sold a total of 17 improved residential building lots in its Southgate Hills Phase II subdivision generating approximately $800,000 in gross revenues.

     In July of 1992, Tonaquint executed a Sale and Option Agreement with Kay
H. Traveler (the "Sale and Option Agreement"), pursuant to which Tonaquint was to sell 14 acres to Mr. Traveler, for a total purchase price of $350,000 ($25,000 per acre), and grant Mr. Traveler an option to acquire an additional 40 acres at option exercise prices ranging from $20,000 to $50,000 per acre, exercisable over five years, so long as minimum option exercises occurred each year. Mr. Traveler's inspection of the 14 acres disclosed adverse soil conditions, resulting in the execution of an Addendum to the Sale and Option Agreement by the parties in March of 1993. Mr. Traveler was granted an option to acquire a total of 56 acres at prices ranging from $22,000 to $50,000 per acre. The Kay Traveler Sale and Option Agreement resulted in 1996 sales of
2.11 acres for the sum of $106,432 and 1995 sales of 3.48 acres for the sum of $152,137. From July 1992 through December 31, 1996, Kay Traveler exercised his option for a cumulative total of 32.68 of the 75.98 acres available, for the sum of $942,638. Approximately 43.3 acres remain under option to Mr. Traveler.

     During the latter half of 1994, the Company began its development efforts for Southgate Phase III, consisting of a total of 37 acres of land above the Southgate golf course, suitable for view-lot residential construction. The land to be developed is on the hillside directly to the south of the Southgate golf course and directly to the west of Interstate 15. The sloping topography of the land requires that the Hillside Ordinance Committee of the St. George Planning and Zoning Commission approve the Company's planned development of the acreage. The Company is seeking approval for development of all 37 acres for a total of 79 lots. This approval has taken longer than originally anticipated, due in part to the restrictions of the hillside ordinance and the increasing political pressure to restrict real estate development generally in St. George, which has resulted in an increasing regulatory burden on real estate development. Approval is expected no earlier than the second quarter of 1997. Thereafter, the Company anticipates, upon Board approval, excavating, building roads, bringing utilities to the property, constructing curbs and gutters, and selling the improved lots.

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

Real Property Development, Industry Overview, Government Regulation, and Competition
------------------------------------------------------------------------

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

     Real estate development is a government regulated industry. The regulation of real estate development is often carried out in an unpredictable fashion, reflective of both political and rational considerations. Regulation is carried on by municipal, county, state and federal agencies, but municipal and county governments have the greatest regulatory impact. St. George City, in which URI operates, has been adopting increasingly restrictive regulations associated with development activities, including the adoption of more restrictive building codes and ordinances, greater emphasis on land use planning, pressure to increase the number of low density residential developments, and heightened public concern aimed at limiting development as a means to control growth. Development in some areas close to the Company's lands may be limited by governmental environmental protection activities. Government regulation can have an effect on the viability of real estate development by the Company.

     The real property development industry is highly competitive. Several development companies with interests in St. George have longer operating histories, greater financial strength and more experience in the industry than does the Company. The Company's development activities historically have represented less than 5% of total real estate development activity in the area in and around St. George, and, in management's view, that percentage is likely to decrease in the near term given the increase in overall development activities in the area. The perceived strength of the St. George real estate market has recently attracted many more developers to the area, increasing the competition for the Company. The Company has very little debt, which has served it well in being able to weather the ups and downs in the St. George real estate market. Management believes that the Company's positive equity to debt ratio could provide the Company with increased liquidity through improved borrowing capabilities.

Partnerships
------------

     TONAQUINT-INDIAN HILLS LIMITED PARTNERSHIP

     All but approximately $15,369 of the remaining assets of Tonaquint-Indian Hills Limited Partnership, which constructed 26 condominium townhomes on 4 acres of land in the late 1980's, were distributed in 1993. The Company plans to dissolve the partnership in 1997 and distribute its remaining assets. The Tonaquint-Indian Hills Limited Partnership has been inactive through 1996.

     SERVICE STATION PARTNERSHIP


     The Company, effective April 30, 1993, discontinued operations of the Service Station Limited Partnership #2 other than the environmental remediation described below, and the operations up to that date are included in discontinued operations on the Company's financial statements. The Company, together with Tonaquint, owned as of December 31, 1996, partnership interests representing an approximate 79% interest in the Service Station Limited Partnership #2, a Utah limited partnership organized to build and operate a service station/mini-grocery store adjacent to the St. George Hilton Inn in St. George, Utah. In a transaction coincident with the sale of the St. George Hilton Inn, the partnership entered into a put/call option contract with St. George Inn, L.C., dated May 21, 1993. Under the terms of the option contract, St. George Inn, L.C. granted the partnership a one-year put option to require St. George Inn, L.C. to purchase the service station for $200,000 in cash, subject only to the requirement that the partnership complete the environmental clean-up of the site prior to exercising the option and a simultaneous call option granting St. George Inn, L.C. a two year option to purchase the site for $200,000 in cash whether or not the environmental remediation had occurred.
The clean-up had not been completed by May 15, 1994, when the partnership's put option expired. Further, the environmental remediation had not been completed by May 15, 1995 when the two year option to St. George, L.C. had expired. St. George Inn, L.C. claimed that the option was extended by the partnership and that the partnership had not completed its remediation operations. In settlement of the option dispute with St. George Inn, L.C., on April 15, 1997, the Service Station Limited Partnership #2 transferred the service station property to St. George Inn, L.C. for $200,000, less normal and customary closing costs. In connection with the closing, St. George Inn, L.C. granted an easement to the partnership for purposes of allowing the partnership to continue the environmental remediation of the service station property. Among other things, the easement provides that if requested by the owner of the service station property the partnership will pay one-half of the costs of relocating the remediation equipment currently located on the property up to a maximum of $5,000.


     In 1989, the partnership replaced its gasoline underground storage tanks, which the partnership was informed had been leaking. From November of 1992 through the end of 1996, the partnership has spent approximately $225,705 on efforts to remediate the soil contamination by gasoline and other hydrocarbons which is alleged to have occurred from operation of the service station. The Company has hired consultants and engineers and is following their recommendations to remediate the property as required by Utah law and regulations.

     Morgan Gas & Oil Co., a limited partner of the Service Station Limited Partnership #2, holds notes in the total principal amount of $110,932 from the Service Station Limited Partnership #2, ostensibly representing loans made by Morgan Gas & Oil Co. to the partnership. Morgan Gas & Oil Co. claims the loans are overdue. However, since the transactions were between related parties, all of whom were controlled by John H. Morgan, Jr. at the time of the transactions, and since the Company also advanced funds to the partnership, the Company is performing an internal audit to verify the legitimacy of the loans and their proper characterization, before it determines whether to acknowledge and pay the debt.


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

     Southgate Plaza General Partnership is selling parcels of its property, primarily for commercial development. In 1996, the Company sold four (4) parcels totaling 5.24 acres, with proceeds to the Company in the amount of $167,973. In 1995, the partnership sold two (2) parcels totaling 2.4 acres, with proceeds to URI in the amount of $96,595. Sales of 23 acres occurred in 1994, where the Company's portion of the proceeds totaled $658,612. The Company intends to dissolve Southgate Palms, Southgate Plaza and Southgate Resort partnerships in 1997.

     COUNTRY CLUB PARTNERSHIP

     The Country Club Partnership sold one developed lot for $33,000 of which the Company received $8,980.

Overriding Royalties in Oil and Gas Leases
------------------------------------------

     URI has overriding royalty interests in oil and gas properties held by various other parties. All revenues from the Company's interests in the properties have been received in cash.

The Company received royalties in the amount of $153,051 in 1996 as compared to $61,006 in 1995. URI has not engaged in the acquisition and sale of oil and gas leases for many years and has no intention of doing so in the future, nor does it have facilities or means to perform the exploration, development and operation of oil and gas wells on properties in which it has interests. Mineral or oil and gas exploration and development is undertaken by third parties. If production is realized on any properties in which URI has an interest, it receives a share of gross production revenues based upon the percentage overriding royalty interest it has retained.

Employees
---------

     In 1996, the Company employed two full-time employees and no part-time employees. Pursuant to the Stock Purchase Agreement, the Company and John Fife have agreed to enter into an employment agreement which would provide for, among other things, (i) the employment of Mr. Fife as President, CEO, Chairman of the Board of the Company and (ii) an annual salary to be paid to Mr. Fife of no more than $200,000 for any year during the employment period. At this time no employment agreement has been entered into with Mr. Fife. The Company's Board, in a 3-2 vote passed a resolution delaying the negotiation of the terms of the John Fife employment agreement until after the shareholders vote on the proposed reverse stock split. To date, the Company has not paid, nor has any salary accrued to John Fife for his services as President. URI and its subsidiary currently employ Gerry Brown on a full-time basis, to act as the Vice President of the Company, where he provides real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. The Company executed and presented Mr. Brown with a three year employment agreement on June 28, 1995, which employment agreement remains unexecuted by Mr. Brown. Ladd Worth Eldredge is employed by the Company as its Secretary, Treasurer, CFO and office manager. From June 1995 through April 1996, Robert D. Wolff served as the CEO of the Company, with an annual salary of $125,000 and quarterly bonus of $25,000. Gerry Brown served as President of the Company. Ladd Worth Eldredge was employed as the Company's Secretary, Treasurer, CFO and office manager. No employees are party to a collective bargaining agreement with URI.

     ITEM 2.  DESCRIPTION OF PROPERTY

St. George Properties
---------------------

     As of December 31, 1996, Tonaquint, Inc., a wholly-owned subsidiary of the Company, owned approximately 394 acres of undeveloped land in the general area of the St. George Hilton Inn and the Southgate Golf Course in St. George, Utah, approximately 353 acres of which are developable. As of December 31, 1996, approximately 43.3 acres remained under option to Kay Traveler, at prices ranging from $22,000 to $50,000 per acre.

     The Company intends to develop its property, primarily through subdividing and selling improved lots for residential construction, although sales of undeveloped parcels to other developers are also occurring. Additionally, management believes that approximately 25 acres of the Company's lands are suitable for commercial development. URI owns a combined 25% interest in approximately 8.03 acres of land owned by the partnerships identified above, primarily Southgate Plaza General Partnership.

Oil & Gas Interests
-------------------

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

Office Space
------------


     URI leases an office for its headquarters at 297 W. Hilton Drive, Suite #4, St. George, Utah. John Fife, President and CEO of the Company, maintains his office at 360 E. Randolph Street, Suite 2403, Chicago, Illinois 60601, where he carries out the business of the Company. To date, the Company has not reimbursed Mr. Fife for the cost of the office space and related administrative costs incurred on behalf of the Company and these costs have not been accrued by the Company.

     ITEM 3.  LEGAL PROCEEDINGS

     Over the past ten years, the Company has been involved in various disputes and controversies involving its ownership, operation and management. A shareholders derivative action captioned as Ernest Muth, et al. v. John H. Morgan, Jr., et al., was filed as Civil Number C-87-1632 in the Third Judicial District Court of Salt Lake County, Utah (the "First State Action"), alleging among other things that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement was entered into in the First State Action on April 6, 1993 (the "1993 Settlement Agreement"), wherein, among other things, parties to the lawsuit agreed to the manner in which directors of the Company would be selected until such time as the 1993 Settlement Agreement was terminated. On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John H. Morgan, Jr. and Daisy R. Morgan to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement, entered by Judge Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr. and Daisy R. Morgan (the "Order to Show Cause").

     On or about June 13, 1995, pursuant to a Plan of Share Exchange Agreement dated as of February 15, 1995 by and among the Company, Midwest Railroad Construction and Maintenance Corporation of Wyoming, a Wyoming corporation ("Midwest"), Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"), the Company acquired all of the outstanding shares of Midwest from RD Wolff and JJ Wolff in exchange for 590,000 restricted shares of authorized but unissued shares of the Company. Pursuant to the Share Exchange Agreement, RD Wolff became the President of the Company. For a more detailed description of the Share Exchange Agreement see "ITEM 1 DESCRIPTION OF BUSINESS/(a) Business Development Share Exchange Agreement" and Form 8-K filed with the SEC on July 20, 1995. A shareholders derivative action captioned as Anne Morgan et al. v. R. Dee Erickson, et al., was filed as Case Number 2:95CV-0661C in the United States District Court for the District of Utah, Central Division (the "First Federal Action"), alleging that the defendants had, among other things, violated proxy solicitation rules, violated disclosure rules under the Securities and Exchange Act of 1934, breached their fiduciary duties to the Company's shareholders, breached professional duties, committed fraud, wasted and looted the Company's assets, converted Company property, engaged in self-dealing, mismanaged the corporation and breached the duty of loyalty. The complaint sought, among other things, rescission of the Share Exchange Agreement. In April 1996, the Company, Midwest, RD Wolff and
JJ Wolff entered into a Split-Off Agreement whereby, among other things, the Share Exchange Agreement was rescinded (the "Recision Agreement") and the shares of Midwest acquired by the Company were returned to RD Wolff and JJ Wolff.

     On April 5, 1996, the Company entered into a letter of intent ("Letter of Intent") with IMCC to sell a controlling interest in the Company to IMCC, at a purchase price equal to $3.35 per share. On May 17, 1996, a shareholders derivative suit captioned as Mark Technologies Corp. et al. v. Utah Resources International, Inc., et al., was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action"). Mark G. Jones, a director of the Company, is the controlling shareholder of Mark Technologies Corporation. The Second State Action included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent. On June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John H. Morgan, Jr., Daisy
R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd and E. Jay Sheen ("Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. The second settlement agreement was among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties agreed, among other things, to dismiss the First Federal Action, the Order to Show Cause, the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement. On July 19, 1996, the notice of hearing on proposed settlement of the Second State Action, the First State Action and the First Federal Action and the notice of hearing on petition to terminate the 1993 Settlement Agreement was mailed to all the Company's shareholders of record as of June 24, 1996. Among other things, the notice provided that the 1996 Settlement Agreement and the Morgan Settlement Agreement (together the "Settlement Agreements") were to be considered approved by the court on August 12, 1996, and that all objections to the Settlement Agreements had to be presented at that time. On August 9, 1996, shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan and Karen J. Morgan ("Objectors") filed an objection to the hearing and requested that the court continue the settlement approval hearing until after a URI shareholders' vote on the Settlement Agreements and the IMCC Stock Purchase Agreement. In their objections and request for continuance of hearing, the Objectors, among other things, claimed that they had insufficient information with which to evaluate the Stock Purchase Agreement between IMCC and URI; that they objected to the "no shop" provision contained in the Letter of Intent; that they had insufficient information regarding John Fife, the sole shareholder of IMCC, and that they needed additional time and information to evaluate the fairness of the Stock Purchase Agreement, and to solicit bids to sell the Company.
Further, the Objectors alleged that URI had refused to provide documentation relating to the Stock Purchase Agreement to them. After considering the Objectors' and the parties' initial arguments, the court granted both the parties and the Objectors an additional seven days, through August 19, 1996, to submit written memoranda in support of their positions. Both the Objectors and the parties submitted written memoranda supporting their positions in regard to the Settlement Agreements and the Stock Purchase Agreement. After considering the written memoranda and arguments presented by both sides, on or about August 23, 1996 the court denied the Objector's petition, and entered an order approving the Settlement Agreements. As required by the Transaction Agreements, as defined below, the 1996 Settlement Agreement and the Morgan Settlement Agreement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department Utah, on or about August 28, 1996. The Order to Show

Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

     On July 3, 1996, following the execution of the Letter of Intent, the Morgan Settlement Agreement and the 1996 Settlement Agreement, the Company and IMCC entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") (the Letter of Intent, the Morgan Settlement Agreement, the 1996 Settlement Agreement and the Stock Purchase Agreement are hereinafter collectively referred to as the "Transaction Agreements") whereby the Company issued and sold 1,275,912 shares (the "Purchased Shares") of common, $.10 par value per share stock (the "Common Stock") to IMCC, which is wholly owned by John Fife, so that IMCC owned a 50.5% interest in the Company. IMCC acquired the Purchased Shares at a price equal to $3.35 per share for an aggregate purchase price of $4,274,305.20 (the "Purchase Price"), of which $641,145.78 was paid in cash by IMCC to the Company at the closing. The remaining $3,633,159.42 was evidenced by IMCC's promissory note (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid $197,872.52 to the Company which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the Purchased Shares as evidenced by a stock pledge agreement, dated as of July 3, 1996, by and between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note. For a more detailed description of the Stock Purchase Agreement, see Form 8-K filed by the Company with the SEC on July 19, 1996, and to review a copy of the Stock Purchase Agreement, see
Schedule 13D-A filed by IMCC on September 9, 1996.

     As required by the Stock Purchase Agreement, E. Jay Sheen and R. Dee Erickson submitted their resignations as directors of the Company, effective July 13, 1996. As further required by the Stock Purchase Agreement, John Fife was appointed a director of the Company. David Fife, the brother of John Fife, was also appointed as director of the Company. John Fife and David Fife were appointed as directors of the Company by the Muth Group pursuant to the 1993 Settlement Agreement effective July 13, 1996. As required by the Stock Purchase Agreement, John Fife was elected President and Chief Executive Officer of the Company in July, 1996, pursuant to a 3-0 vote of the Board (Mark G. Jones and Jenny Morgan were not present for the vote). John Fife also serves as Chairman of the Board of the Company pursuant to a 3-2 vote of the Board.

     The Letter of Intent and the Transaction Agreements, including the Stock Purchase Agreement, contemplated that subject to applicable state and federal securities and state corporate law, the Company would cause a 1,000 to 1 share reverse split of the Company's Common Stock to the shareholders of record at $3.35 per share (the "Reverse Split"), with fractional shareholders being given the option to either purchase additional fractional shares to round up to one whole share following the reverse split or sell their fractional shares for cash to the

Company. IMCC was granted a ten year option to purchase 150,000 or more additional shares of stock at a price equal to $3.35 per share and on the same terms and conditions as those provided under the Stock Purchase Agreement, so that after the Reverse Split IMCC may maintain its 50.5% majority interest in the Company. Subsequent to the Reverse Split and subject to applicable state and federal securities and state corporate law, any Company shares redeemed by the Company pursuant to the Reverse Split (the "Returned Shares") may be acquired by the remaining shareholders, other than IMCC or its affiliates, in increments of 1,000 shares (the "Returned Share Option") at a purchase price equal to the pre-Reverse-Split $3.35 per share (the "Returned Share Purchase Price"). Only those shares for which the Company has received a fully and properly executed letter of transmittal, accompanied by the required documents, will qualify as Returned Shares for the purposes of this Returned Share Option. Such Common Stock shall be purchased in blocks of 1,000 shares of Common Stock such that each purchase of a 1,000 share block of Common Stock shall be converted into 1 share of common, $100.00 par value per share stock of the Company (the "New Stock"). In the event the Returned Share Option is over-subscribed, then each of the exercising shareholders may purchase the Returned Shares on a pro-rata basis. Twenty-five percent (25%) of the Returned Share Purchase Price will be payable in cash upon exercise, with the remaining balance of $2.51 per share being evidenced by the Return Share Note. The terms and conditions of the Reverse Split are described in greater detail in "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement July 3, 1996."

     In December, 1995, Mark Technologies Corporation received 201,210 shares of the Company's Common Stock from Morgan Gas & Oil Co., as partial payment of a promissory note. The promissory note was in consideration of the sale to Morgan Gas & Oil Co. from Mark Technologies Corporation of a limited partnership interest in Alta Mesa Wind Partners, a California limited partnership in the wind generated power business. The Company is a shareholder of Morgan Gas & Oil Co. The Company brought a shareholders derivative action against Morgan Gas & Oil Co. and its directors and against Mark Jones, Mark Technologies Corporation, Alta Mesa Wind Partners, John H. Morgan, Jr., Daisy
R. Morgan, Sylvia Wunderly, John Wunderly, and Melbourne Romney, III, alleging among other things, that in connection with the sale of Alta Mesa Wind Partners limited partnership interest to Morgan Gas & Oil Co., Mark G. Jones, Mark Technologies Corporation and Alta Mesa Wind Partners concealed and misrepresented material information to be provided to Morgan Gas & Oil Co. directors and that the Morgan Gas & Oil Co. directors committed a breach of fiduciary duty and a wasting of corporate assets. A majority of the Board of Directors of the Company voted to have the suit dismissed without prejudice. Directors Jenny Morgan and Mark G. Jones objected. The suit has been dismissed without prejudice.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the National Association of Securities Dealers bulletin board system and is traded in the over-the-counter securities through the Automated Quotation System, under the NASDAQ symbol "UTRS." The following table sets forth the quarterly high and low bid prices for 1995 and the closing bid prices for 1996 for the Company's Common Stock during the last two fiscal years of the Company, as reported by National Quotation Bureau, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions and have not been adjusted for stock dividends or splits.



                                1996                  1995
                           LOW        HIGH       LOW         HIGH
                           ---        ----       ---         ----
          1st quarter     $.625       $1.00     $1.25        $4.00
          2nd quarter     $.75        $1.50     $1.00        $2.00
          3rd quarter     $.875       $1.00     $1.00        $1.75
          4th quarter     $.875       $.875     $ .50        $1.00


     Except for certain transactions including: (i) the Splitoff Agreement by and between Midwest and the Company, wherein the Company returned its Midwest shares to RD Wolff and JJ Wolff in exchange for the 590,000 shares of the Company's stock held by the Wolffs; (ii) the 1996 Settlement Agreement, wherein the Company redeemed 22,950 shares of Anne Morgan's URI stock and 17,602 shares of Victoria Morgan's URI stock, in cash, at $3.35 per share; and (iii) the conclusion of the exchange of 10.6 acres of land and 34,150 shares of C.E.C. Industries Corporation stock for 103,488 shares of the Company's stock, the Company has made no repurchases of its stock during the Company's second full fiscal year preceding this Form 10-KSB. The Splitoff Agreement and the 1996 Settlement Agreement are described in greater detail in "ITEM 3 LEGAL PROCEEDINGS." The Company did declare a $.10 cash dividend which was paid January 26, 1995, to shareholders of record January 12, 1995. A decision to pay dividends in the future will depend upon the Company's profitability, need for liquidity and other financial considerations. There are approximately 558 shareholders of the 2,522,808 outstanding shares of the Company's Common Stock. Approximately 479 shareholders hold less than 1,000 shares of the Company's Common Stock.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS
     ---------------------

     The Company had together with the partnership land sales of $451,406 in 1996 as compared with land sales of $587,663 in 1995. Management attributes the reduced sales in 1996 to a slowdown in the sale of high-end market lots as well as there being only a limited amount of developed lots available. Income on royalties from production under oil and gas and mineral leases amounted to $153,051 and $61,006 for 1996 and 1995, respectively. The increase in royalties income is due to expanded production.

     Cost of land sold decreased to $139,175 in 1996 from $156,250 in 1995 due to fewer properties being sold. General and administrative expenses increased by $484,434 to $1,530,288, due to the cost of acquiring Midwest and the cost of litigating subsequent lawsuits. For a more detailed description of the Company's lawsuits see "ITEM 3 LEGAL PROCEEDINGS." The Company's total income of $73,701 relating to discontinued operations in 1996 compared with a loss of $489,593 in 1995.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     Cash requirements of URI are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; (c) interest income earned on money held in interest bearing accounts, and (d) from proceeds from the sale of its Common Stock. The Company used $291,521 from operations in 1996 compared with using $1,071,087 in 1995. The primary reason for the decrease in cash used in 1996 was due to the fact that the Company did not incur large land development costs (the Company's management was defending against litigation instead of developing property for inventory) and there was a reduction in the income tax receivable.

     The Company presently anticipates that cash on hand, cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

     From January, 1995, through July, 1996, litigation expenses imposed a significant drain on the Company's liquidity. The litigation which occasioned such expenses has been terminated by settlement, and management expects future legal fees will decrease dramatically. For a more detailed description of the Company's litigation, see "ITEM 3 LEGAL PROCEEDINGS."

     The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. In 1996, approximately $61,127 was expended toward this clean-up operation and approximately $225,705 has been expended by the Company to date.

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

     The Company's business is influenced by interest rates, inflation and market demands. Its royalty income from oil and gas interests affected by fluctuations in the price of oil and the related decisions to drill new wells and the rates at which wells are pumped. The Company has no control over the oil and gas field operations.

     As of July 3, 1996, the Company holds a promissory note from IMCC in the original principal amount of $3,633,159 (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing the Stock Purchase Agreement, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the
Note is to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid the Company $197,872.52, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The
Note is secured by the 1,275,912 shares purchased by IMCC as evidenced by a stock pledge agreement, dated as of July 3, 1996 between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note.

     DISCONTINUED OPERATIONS
     -----------------------
     On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock following the transaction, in return for receipt of all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange Agreement, dated February 16, 1995 (the "Share Exchange Agreement"). All of the common stock of Midwest was owned by Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff"). The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to: (i) indemnify Midwest and the Wolffs from any liability to the Company's shareholders, its officers or directors, whether brought directly by the person or in a derivative capacity arising from Midwest's or the Wolffs' negotiation, execution, or consummation of the Share Exchange Agreement; (ii) execute a three year employment agreement between RD Wolff and the

Company, where RD Wolff would act as the President of Midwest; (iii) apply for a listing of Midwest's stock on the NASDAQ; and (iv) lend Midwest, in the form of a line of credit, a sum not to exceed $250,000, with the first draw available after February 15, 1995, evidenced by a promissory note in standard form, bearing an interest rate of 1% over the posted prime lending rate at First Security Bank of Utah, N.A., as of February 15, 1995, and adjusted each three months thereafter. Prior to closing, Midwest borrowed a total of $100,000 against the line of credit. Pursuant to the terms and conditions of the Share Exchange Agreement, the line of credit from the Company became subordinate to Midwest's existing credit line of $350,000, following the closing. The line of credit was secured by the assets and equipment of Midwest. In order to carry out the above listed covenants, the Company entered into an employment agreement with RD Wolff, dated as of June 13, 1995 (the "Wolff Employment Agreement"), and an operating agreement with Midwest and RD Wolff, dated as of June 13, 1995 (the "Operating Agreement"). Pursuant to the terms of the Operating Agreement and for services performed by R. Dee Erickson and E. Jay Sheen in connection with the consummation of the Share Exchange Agreement, the Company paid to each of R. Dee Erickson and E. Jay Sheen, both of whom were directors of the Company at the time of the execution of the Share Exchange Agreement, as compensation, 38,000 shares each of the Company's Common Stock and $104,000 in cash. For a more detailed description of the Share Exchange Agreement, see Form 8-K filed with the SEC on July 20, 1995.

     On July 18, 1995, Anne Morgan and Victoria Morgan, at the time shareholders of the Company and the adult daughters of John H. Morgan, Jr. and Daisy R. Morgan, former directors and shareholders of the Company, filed a shareholders derivative action against R. Dee Erickson ("Erickson"), E. Jay Sheen ("Sheen"), Lyle D. Hurd ("Hurd") (Messrs. Erickson, Sheen and Hurd were three of the five directors of the Company at the time the suit was filed, with John H. Morgan, Jr. and Daisy R. Morgan being the remaining two directors), the Company, Midwest, RD Wolff and JJ Wolff, in the United States District Court for the Central District of Utah, Case Number 2:95CV 661J, captioned as Anne Morgan et al. v. R. Dee Erickson, et al. (the "First Federal Action"). The complainants alleged, among other things that the defendants had, among other things, violated proxy solicitation rules, violated disclosure rules under the Exchange Act of 1934, breached their fiduciary duties to the Company's shareholders, breached professional duties, committed fraud, wasted and looted the Company's assets, converted Company property and engaged in self-dealing, mismanaged the corporation and breached the duty of loyalty. The complaint sought, among other things, the rescission of the Share Exchange Agreement.

     The terms of the Letter of Intent between IMCC and the Company required that the Company rescind the Share Exchange Agreement. For the foregoing reason, Midwest and the Company entered into a Splitoff Agreement, dated as of April 25, 1996 (the "Splitoff Agreement"), whereby the Share Exchange Agreement was rescinded. According to the terms of the Splitoff Agreement, URI transferred all of the outstanding shares of Midwest Stock to the Wolffs in exchange for the 590,000 shares of URI stock then held by the Wolffs which transfer was accomplished tax free in accordance with Section 355 of the Code. Furthermore, the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement were canceled. RD Wolff ceased to be the President of URI. Midwest received a net intercompany transfer of approximately
$316,974.17 through March 31, 1996, which Midwest retained.

Furthermore, the parties to the Splitoff Agreement agreed that in the event intercompany transfers for the period from July 1, 1995 through March
31, 1996 were: (i) less than $316,974.17, then URI would pay Midwest the difference; and (ii) more than $316,974.17, then Midwest would pay URI the difference. Based upon its own review, the Company believes that Midwest owes the Company approximately $4,769 in excess intercompany transfers and $8,118 for Midwest's portion of Ladd Worth Eldredge's employment compensation pursuant to the terms of an agreement by and between Midwest and the Company, dated July 24, 1996, and which agreement is no longer in effect.

     Pursuant to the Splitoff Agreement, the Company agreed to indemnify Midwest and the Wolffs and their respective agents, employees, attorneys, officers, directors and assigns from any and all claims, causes of action, liabilities, damages, costs, expenses and attorneys' fees arising from or relating in any way to URI or the Share Exchange Agreement. This indemnification provision would not apply to acts of fraud, gross negligence or willful misconduct done by RD Wolff. The Wolffs and Midwest agreed to indemnify URI and its respective agents, employees, attorneys, officers, directors, successors and assigns from any and all claims, causes of action, liabilities, and damages arising from or relating in any way to the Splitoff Agreement, which indemnification obligation is limited to $312,000. Within 30 days from the date of execution of the Splitoff Agreement, the Company's accountants were to have calculated the federal, state and local income taxes attributable to Midwest's business operations (excluding any impact of salary payable or paid to RD Wolff or any intercompany charges to the Company for rent, overhead and administrative expenses) for the period commencing June 1, 1995 and terminating on December 31, 1995. Such taxes were to be determined on the basis as if the Company and Midwest were not filing a consolidated tax return for the same period or part thereof (whether or not a consolidated return is filed). The amount of such taxes would be considered an intercompany receivable between the Company and Midwest. Midwest agreed to pay such tax amount to the Company in 12 installments. Simultaneous with the execution of the Splitoff Agreement, Midwest paid the Company the sum of $10,000 as an initial tax payment. The balance due the Company was to be paid in 11 additional equal monthly installments, each such installment due on the first day of each month until all 11 installments have been paid in full. The first of the 11 monthly installments is due and payable on the first day of the month following the determination of the taxes owed by Midwest to the Company. The Company has determined that Midwest owes the Company $41,799 in taxes, of which $31,799 remains due. The Company has not yet made a demand for payment to Midwest.

     For 1995 reporting purposes, Midwest's operations were classified as discontinued operations, with income of approximately $93,000 from operations and a net loss on disposal of discontinued items of approximately $583,000 to the Company. For 1996 reporting purposes, Midwest's operations were classified as discontinued operations with a net loss of $19,365 from operations and a net gain on disposal of discontinued items of approximately $93,066 to the Company. For a more detailed description of both the acquisition of Midwest and its subsequent Splitoff, see "ITEM 3 LEGAL PROCEEDINGS," and Form 8-K filed with the SEC on July 20, 1996.

     ITEM 7.  FINANCIAL STATEMENTS

     See Index to Financial Statements appearing on page F-1B of this Form 10-KSB Annual Report.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Tanner + Co. of Salt Lake City, Utah has been the independent public accountant for the Company's December 31, 1995 and 1996 financial statements.

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

     CURRENT DIRECTORS
     -----------------


           DAVID FIFE, 34, was appointed a director of the Company effective July 13, 1996 by the Muth Group pursuant to the terms of the 1993 Settlement Agreement. Mr. Fife is currently the President and sole beneficial owner of Home Equity Lending L.L.C., a mortgage origination and finance company located in Salt Lake City, Utah. Prior to 1993, Mr. Fife was the President of Property Tax Assessor Records Corp., a Chicago based real estate tax consulting company. David Fife and John Fife are brothers.


           JOHN FIFE, 36, was appointed as a director of the Company effective July 13, 1996, by the Muth Group pursuant to the 1993 Settlement Agreement. Mr. Fife was appointed the President and Chief Executive Officer of the Company in July, 1996. He was named Chairman of the Board of the Company on October 10, 1996. He is an investor and venture capitalist and has pursued this course since July, 1990. Mr. Fife is the President and sole shareholder of J.F. Venture, Inc. and IMCC, both of which are investment companies. IMCC acquired a 50.5% (majority interest) in the Company on July 3, 1996. For a more detailed description of IMCC's acquisition of a majority interest in the Company, see "ITEM 3 LEGAL PROCEEDINGS." He also serves as
      President of Property Tax Assessor Records Corp., a Chicago-based real estate tax consulting company. Mr. Fife also serves as a director of Hyatt Research Corporation, a magazine publisher in Middlebury, Vermont. Prior to 1993, Mr. Fife held the position of Assistant Vice President of Continental Equity Capital Corp. ("CECC"), a subsidiary of Continental Bank. At CECC, he negotiated, structured and financed LBO's and later stage venture capital investments in the Mortgage Banking, Retail, Cable and Cellular Telephone industries. Prior to CECC, Mr. Fife worked as a financial analyst in the commercial real estate department of Trammel Crow Company. Mr. Fife earned his M.B.A. degree from Harvard in 1990 and his B.S. in statistics and computer science from Brigham Young University in 1986. John Fife and David Fife are brothers.

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


           MARK G. JONES, 43, is a director of the Company and was designated as such in January, 1996 by the Morgan Group pursuant to the 1993 Settlement Agreement. Mr. Jones is President of Mark Technologies Corporation in San Francisco, California, a real estate and alternative energy development firm, and has held that position for 16 years.


           JENNY TATE MORGAN, 41, was appointed as a director of the Company, effective January, 1996, by John H. Morgan, Jr., her relative, pursuant to the terms of the 1993

      Settlement Agreement. John H. Morgan, Jr. and Daisy R. Morgan resigned as directors of the Company in December 1995. Pursuant to the terms of the 1993 Settlement Agreement, John H. Morgan, Jr. and Daisy R. Morgan exercised their powers of appointment and appointed Jenny T. Morgan and Mark G. Jones, respectively, to serve as directors in their place.
      John H. Morgan, Jr. and Daisy R. Morgan were parties to the 1993 Settlement Agreement. The remaining members of the Board of Directors demanded that both Jenny T. Morgan and Mark G. Jones agree, in writing, to be bound by the terms of the 1993 Settlement Agreement as though they had been made parties to the 1993 Settlement Agreement before commencing their responsibilities as Directors of the Company. Mark G. Jones and Jenny T. Morgan refused to enter into that written agreement until April 1996, at which time they executed a written commitment to be bound by the terms of the 1993 Settlement Agreement and were seated as Directors of the Company. From 1992 to the present, Ms. Morgan, through JT Morgan Financial Consulting Services, has provided financial consulting services to clients in the areas of investments, liquidity management, financial strategy, tactical asset allocation, plan design, re-engineering an entire retirement plan structure, analysis of securities portfolio, strategic analysis and workouts. From 1993 to 1996, she served as Vice President/Institutional Trust Services for First Interstate Bank of California. Before that, Ms. Morgan worked for one year as a Financial Services/Account Executive for Citibank, F.S.B. From July, 1982 to April, 1992, Ms. Morgan was the Director of Sales and Marketing for Purcell International, Inc. Ms. Morgan earned her M.B.A. from the University of Southern California, Los Angeles in 1995, where her course-work included providing consulting services to Munchkin Bottling Company, Inc. and Reebok, International. Ms. Morgan earned her B.S. from the University of Arizona, in 1978. Ms. Morgan is a licensed California Life and Disability Agent and has published articles addressing 401(K) Plans in the Los Angeles Business Journal.

      RESIGNED DIRECTORS FOR THE PERIOD COVERED BY THIS REPORT
      --------------------------------------------------------

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


           R. DEE ERICKSON, 53, was appointed a director of the Company by the Muth Group in May, 1993, pursuant to the terms of the 1993 Settlement Agreement, and appointed Chairman of the Board in March, 1995. He served in these capacities for the Company until his resignation, effective
      July 13, 1996, which took place pursuant to the terms of the Stock Purchase Agreement. He is a self-employed real estate developer and property manager, and has been so engaged since June 1, 1987. From February, 1974 to May, 1987, he was employed by Hercules Incorporated in the Hercules Aerospace Products Group variously as a manager, superintendent and supervisor directing technical personnel in the planning, development, implementation and enhancement of computer systems for manufacturing and engineering.

      EXECUTIVE OFFICERS FOR THE PERIOD COVERED BY THIS REPORT
      --------------------------------------------------------

           JOHN FIFE, see description above.

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

           ROBERT D. WOLFF, 56, became CEO of the Company on or about July 1, 1995, pursuant to the terms of the Wolff Employment Agreement. Mr. Wolff ceased to be the CEO of the Company when the Share Exchange Agreement was rescinded on April 25, 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, the Company's officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements, except for the following individuals with respect to the following forms:

                       Robert D. Wolff, Forms 4 and 5
                       Lyle Hurd, Form 5
                       Gerry Brown, Form 5
                       John Fife, Form 4
                       IMCC, Form 4

     ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS
------------------


NAME                 POSITION                  AGE
----                 --------                  ---
John Fife            Chairman of the Board,    36
                     Chief Executive
                     Officer, President and
                     Director

Robert D. Wolff      Former CEO                56

E. Jay Sheen         Former Recorder of        42
                     Minutes and Former
                     Director

R. Dee Erickson      Former Chairman of the    53
                     Board and Former
                     Director

Lyle Hurd            Former Director of        60
                     Marketing and Director

Ladd Worth Eldredge  CFO, Secretary and        44
                     Treasurer

Gerry T. Brown       Former President and      56
                     current Vice President




EXECUTIVE COMPENSATION
----------------------


     The following table summarizes the compensation for Robert D. Wolff as the CEO of the Company in 1995, and John Fife as the CEO of the Company in 1996, E. Jay Sheen, R. Dee Erickson, Lyle Hurd, Ladd Worth Eldredge and Gerry T. Brown.

                                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                       AWARDS
NAME AND                                    -------------------------                    ------
PRINCIPAL                    FISCAL                                      SHARES UNDERLYING       ALL OTHER
POSITION                      YEAR             SALARY        BONUS           OPTIONS            COMPENSATION
--------------------  --------------------  ------------  -----------      ------------       ---------------
John Fife, CEO,               1996           $200,000(1)       -                -                 1,200(1a)
President, Chairman           1995               -             -                -                     -
of the Board and              1994               -             -                -                     -
Director

Robert D. Wolff,                                           $25,000/
Former CEO(2)            June 1995-          $125,000(2a)  quarter(2b)          -                     -
                        April 1996
                              1994               -             -                -                     -

E. Jay Sheen,                 1996               -             -              8,000                   $230,065(3)
Former Recorder               1995             $6,000          -              8,000               $298,066(4)(4a)
of Minutes and                1994             $6,000          -              9,000                  $101,704 (5)
Former Director

R. Dee Erickson,              1996               -             -              8,000                   -
Former Chairman               1995             $6,000          -              8,000               $106,600(6)(6a)
of the Board and              1994               -             -              9,000                   $12,400 (7)
Former Director

Lyle Hurd,                    1996               -             -              8,000                    $2,932 (8)
Former Director               1995            $30,000          -              8,000                   $24,615 (9)
of Marketing and              1994               -             -              9,000                  $18,340 (10)
Director


Ladd Worth,                   1996            $52,403          -                -                     -
Eldredge, CFO                 1995            $34,583          -                -                     -
Secretary and                 1994            $12,550        $500               -                     -
Treasurer

Gerry T. Brown,               1996            $70,720          -              8,000                   $5,321 (11)
Former President              1995            $70,000          -              8,000                   $8,237 (12)
and Vice President            1994            $70,000       $1,000            9,000                   $14,412(13)


     (1) Pursuant to the terms of the Stock Purchase Agreement, the Company and Mr. Fife agreed to enter into an employment agreement to provide for, among other things, (i) the employment of Mr. Fife as President, Chief Executive Officer, and Chairman of the Board of the Company, and (ii) an annual salary to be paid to Mr. Fife of no more than $200,000 for any year during the employment period. A proposed employment agreement was prepared by Mark G. Jones and submitted to John Fife and the remaining members of the Board of

Directors. At this time no employment agreement has been entered into with Mr. Fife. The Company's Board, in a 3-2 vote, decided that the negotiation of the terms of the John Fife employment agreement would take place following the shareholders' vote on the proposed reverse stock split. To date, John Fife had received no compensation from the Company for his services as President.

     (1a) Mr. Fife received $1,200 in directors fees.

     (2) Mr. Wolff served as the CEO of the Company during the term that the Share Exchange Agreement was in place, July 1, 1995 through April 25, 1996.

     (2a) Mr. Wolff actually received approximately $57,292 as his pro-rated portion for 1995.

     (2b) Mr. Wolff actually received approximately $45,833 as his pro-rated portion for 1995.

     (3) Mr. Sheen's law firm served as legal counsel to the Company, for which his law firm was paid $230,065 in 1996.

     (4) Mr. Sheen, in addition to providing services as a recorder of the minutes, served as a director of the Company, for which he received fees in the amount of $2,600; and his law firms served as legal counsel to the Company, for which his respective law firms were paid approximately $191,466 in 1995. Mr. Sheen also received 38,000 shares of the Company's stock and $104,000 for services performed with respect to the Share Exchange Agreement.

     (4a) The market value of the 38,000 shares of the Company's stock received by Mr. Sheen in 1995 is not included in the column.

     (5) Mr. Sheen received fees as director of the Company in the amount of $2,400. Mr. Sheen's law firm also served as legal counsel to the Company for which his law firm was paid approximately $99,304 in 1994.

     (6) Mr. Erickson received $2,600 in directors fees and 38,000 shares of the Company's stock and $104,000 for services performed with respect to the Share Exchange Agreement in 1995.

     (6a) The market value of the 38,000 shares of the Company's stock received by Mr. Sheen in 1995 is not included in the column.

     (7) Mr. Erickson received $2,400 in directors fees and $10,000 for consulting services rendered.

     (8) Mr. Hurd received $2,200 in directors fees and $732 in insurance reimbursements.

     (9) In 1995, Mr. Hurd received $2,600 in directors fees, $13,750 in consulting fees and an additional $8,265 was paid by the Company to St. George Magazine for advertising. Mr. Hurd is the owner of Hurd Owens Hafen Inc., which publishes St. George Magazine.

     (10) In 1994, Mr. Hurd received $2,400 in directors' fees, $12,500 in consulting fees and $3,440 was paid to St. George Magazine for advertising. Mr. Hurd is the owner of Hurd Owens Hafen, Inc., which publishes St. George Magazine.

     (11) Mr. Brown received $5,321 in commissions from sales of real estate.

     (12) Mr. Brown received $8,237 in commissions from sales of real estate.

     (13) Mr. Brown received $14,412 in commissions from sales of real estate.

     The following table shows the total number of options granted to each of the named persons during 1996 (both as the number of shares of Common Stock subject to such options and as a percentage of all options granted to employees during 1996) and, for each of these grants, the exercise price per share of Common Stock and option expiration date.




                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

NAME                      NUMBER OF         % OF TOTAL
----                      SECURITIES       OPTIONS/SARS
                          UNDERLYING        GRANTED TO   EXERCISE OR
                         OPTIONS/SARS      EMPLOYEES IN  BASE PRICE
                         GRANTED (#)       FISCAL YEAR     ($/SH)     EXPIRATION DATE
                     --------------------  ------------  -----------  ---------------
IMCC(1)               150,000 or more              (3)         $3.35       2006
                      (50.5%
                      interest)(2)

Robert D. Wolff               -                       -            -         -

R. Dee Erickson            8,000(4)               16.7%        $2.50     4/7/2004

Lyle Hurd                  8,000(4)               16.7%        $2.50     4/7/2004

Ladd Worth Eldredge           -                       -            -         -

Gerry Brown                8,000(4)               16.7%        $2.50     4/7/2004

E. Jay Sheen               8,000(4)               16.7%        $2.50     4/7/2004

--------------------
(1)  John Fife, CEO of the Company is the sole shareholder of IMCC.

(2) For a more detailed description of the IMCC Option, see "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement -- July 3, 1993."

(3)  This option was not granted as a part of John Fife's employment.

(4) The option granted was made pursuant to the Company's 1994 Stock Option Plan, described below. The plan was approved by the shareholders in January 1995. None of these options were exercised during 1996. All of these presently exercisable options are above the market price of the underlying Common Stock.

      No SARs were outstanding in 1996.

     The Company has no long-term incentive compensation plans other than the 1994 Stock Option Plan described herein. Gerry Brown, as the former President of the Company, is a participant in the Company's 1994 Stock Option Plan.
Under the Plan, each of the six individuals were granted options for 25,000 shares of the Company's Common Stock, pursuant to the terms of a Non-Qualified Stock Option Agreement between each person and the Company, dated April 7, 1994. The option exercise price is $2.50 per share, the market price of the stock on the date of grant. Each of the granted options vested as follows: (a) 9,000 shares on the date of the Option Agreement; and (b) 8,000 shares on each of the next two anniversary dates of the Agreement (April 7, 1995, and April 7, 1996).

     URI and its subsidiary currently employ Gerry Brown on a full time basis, to act as the Vice President of the Company where he provides real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. The Company executed and presented Mr. Brown with a three year employment agreement on June 28, 1995, which employment agreement remains unexecuted by Mr. Brown.

DIRECTORS COMPENSATION

     Each director receives $200 per director's meeting. Also, directors who travel out of town to attend the meetings are, upon Board approval, reimbursed for their travel, lodging and meals. During 1995 through August 29, 1996, the directors served pursuant to the 1993 Settlement Agreement. The 1993 Settlement Agreement was terminated on August 29, 1996.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1996, certain information regarding the beneficial ownership of the Company's Common Stock by: (1) each of the current directors of the Company; (2) each of the Company's current executive officers; and (3) the Company's directors and officers as a group.


-------------------------------------------------------------------------------------------------
                                UTAH RESOURCES INTERNATIONAL, INC.
                 COMMON STOCK OWNERSHIP BY DIRECTORS AND NAMED EXECUTIVE OFFICERS
                                     AS OF DECEMBER 31, 1996
-------------------------------------------------------------------------------------------------
                                                BEFORE STOCK SPLIT          AFTER STOCK SPLIT*
-------------------------------------------------------------------------------------------------
                                                           PERCENT OF                  PERCENT OF
NAME OF BENEFICIAL                           NUMBER OF    OUTSTANDING    NUMBER OF    OUTSTANDING
OWNER                 POSITION                 SHARES        SHARES        SHARES        SHARES
-------------------------------------------------------------------------------------------------
David Fife            Director                   0             0%            0             0%
-------------------------------------------------------------------------------------------------
John Fife, as sole    Director, Chief        1,275,912(1)    50.5%         1,276**         52%
shareholder of IMCC   Executive Officer,
                      President and
                      Chairman of the
                      Board
-------------------------------------------------------------------------------------------------
Lyle Hurd             Director                 2,000(2)       .08%           2(3)         .08%
-------------------------------------------------------------------------------------------------
Mark Jones (4)        Director                326,310          13%        327**(3)         13%
-------------------------------------------------------------------------------------------------
Jenny Morgan          Director                 9,523          .38%         10**(3)        .41%
-------------------------------------------------------------------------------------------------
Gerry Brown           Vice President           2,000(2)       .08%           2(3)         .08%
-------------------------------------------------------------------------------------------------
Ladd Worth Eldredge   CFO, Secretary,            0             0%            0             0%
                      Treasurer
-------------------------------------------------------------------------------------------------
DIRECTORS AND         Directors & Officers   1,613,745(2)     64%          1,617          66%
OFFICERS AS A GROUP   (7 persons)
-------------------------------------------------------------------------------------------------


*    Assumes No Small-Lot Shareholder exercises the Round Up Option, and no remaining shareholder elects to purchase the Returned Shares.
**   Assumes that Roundup Option is exercised by fractional shareholders.
(1)  IMCC also holds a ten year option to purchase 150,000 or more additional shares of stock, so as to maintain its 50.5% interest in URI.
(2)  Lyle Hurd and Gerry Brown each contend that he was granted an option for 25,000 shares pursuant to the Share Exchange Agreement. There is a dispute as to whether the option was granted. This issue will be resolved following an investigation in the coming year.
(3) In the event the proposed reverse split is effected, each of these individuals will be granted an option to purchase additional shares of URI's stock pursuant to the terms of the Returned Shares Option. For a more detailed description of this Returned Shares Option, see "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement -- July 3, 1996."
(4)  Mark G. Jones, Director of the Company, holds 100 shares individually and an additional 326,210 shares in his capacity as the controlling shareholder of Mark Technologies Corporation.
--------------------------------------------------------------------------------


PRINCIPAL STOCKHOLDERS
----------------------

     The following table sets forth information as of December 31, 1996 regarding each person other than directors of the Company who were known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Each person named has sole voting and investment power with respect to the shares beneficially owned by such person.



-----------------------------------------------------------------
              UTAH RESOURCES INTERNATIONAL, INC.
               5% OR GREATER BENEFICIAL OWNERS
                   AS OF DECEMBER 31, 1996
-----------------------------------------------------------------
                      NUMBER OF SHARES AND
NAME AND ADDRESS OF        NATURE OF        PERCENT OF COMPANY
  BENEFICIAL OWNER      BENEFICIAL OWNER    SHARES OUTSTANDING
-----------------------------------------------------------------
Inter-Mountain             1,275,912              50.5%
Capital
Corporation(1)
-----------------------------------------------------------------
Mark Technologies           326,310                13%
Corporation(2)
-----------------------------------------------------------------

(1)  John Fife, Director, President, CEO and Chairman of the
Board of the Company, is the sole shareholder of Inter-Mountain
Capital Corporation.

(2) Mark G. Jones, Director of the Company, holds 100 shares individually and an additional 326,210 shares in his capacity as the controlling shareholder of Mark Technologies Corporation.
-----------------------------------------------------------------


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JOHN FIFE TRANSACTION

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

1996 SETTLEMENT AGREEMENT TRANSACTION AND RELATED TRANSACTIONS

     The following amounts were paid through December 31, 1996 by the Company in connection with the 1996 Settlement Agreement, the Morgan Settlement Agreement and the IMCC Stock Purchase Agreement:

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

     Dorton, Jones, Nicolatus & Stuart Inc., approximately $4,225, as experts for Mark Technologies Corporation, a corporation controlled by Mark Jones;

     Mark Technologies Corporation, approximately $10,090.03, a corporation controlled by Mark Jones, a Director of the Company, for a retainer paid to Dorton, Jones, Nicolatus & Stuart, Inc. and for certain out-of-pocket expenses;

     Victoria Morgan, daughter of John H. Morgan, Jr. and Daisy R. Morgan, in the amount of $58,966.70 for repurchase of all shares owned in the Company by Ms. Morgan;

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

     Robinson & Sheen, L.L.C. $100,486.88, as counsel for the Company;

     Jardine, Linebaugh & Dunn, approximately $26,696.86, as counsel for the Company;

     Wildman, Harrold, Allen & Dixon, approximately $218,427.50, as counsel for IMCC, a company wholly owned by John Fife, Director, CEO, President and Chairman of the Board of the Company;


     Giauque, Crockett, Bendinger & Peterson, $25,946.53, as counsel for IMCC, a company wholly owned by John Fife, Director, CEO, President and Chairman of the Board of the Company;

     IMCC, a company wholly owned by John Fife, Director, CEO, President and Chairman of the Board of the Company, approximately $5,014.79 for reimbursement of the retainer to Giauque, Crockett, Bendinger & Peterson; and

     Brown Wright & Associates, approximately $19,937.45 as experts for the Company.

     Jenny Tate Morgan, approximately $2,041.23 for expenses related to litigation

     Kelly Drye & Warren L.L.P., approximately $2,458.41.

LEGAL REPRESENTATION OF THE COMPANY

     During 1994, 1995 and 1996, the law firms of Moyle Draper and Robinson & Sheen, L.L.C. provided legal representation to the Company. E. Jay Sheen, a former director of the Company, was a partner at Moyle Draper and currently is a partner at Robinson & Sheen. During 1994, Moyle Draper received approximately $99,304 in legal fees. During 1995, Robinson & Sheen received approximately $144,800.29 in legal fees and Moyle Draper received approximately $46,666 in legal fees. In 1996, Robinson & Sheen received approximately $230,065 in legal fees.

COMMISSION AND CONSULTING FEES

     1995
     ----
     During 1995, Lyle Hurd, a director of the Company and Director of Marketing, received $13,750 in consulting fees. An additional $8,265 was paid by the Company to St. George Magazine for advertising. Mr. Hurd, who also served as Director of Marketing of the Company, is the owner of Hurd Owens Hafen, Inc., which publishes St. George Magazine, among others. In 1995, Gerry Brown, the President of the Company, received $8,327 in commissions.

     1996
     ----
     During 1996, Gerry Brown, the Vice President of the Company, received $5,321 in commissions.


     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits - See Exhibit Index below.



                  INCORPORATED BY REFERENCE TO EXHIBIT  INDEX



                      ANNUAL REPORT ON FORM 10-KSB - 1996
                       UTAH RESOURCES INTERNATIONAL, INC.
                              SEC FILE NO. 0-9791



EXHIBIT  NO.         EXHIBIT  DESCRIPTION                  LOCATION/INCORPORATION BY REFERENCE
------------         --------------------                  -----------------------------------

2.1           Share Exchange Agreement               Incorporated by reference to Exhibit  3 to
                                                     Form 8-K as filed July 20, 1995

2.2           Stock Purchase Agreement               Incorporated by reference to Exhibit  1 to 13D-A
              as filed September 9, 1996

3.1           Articles of  Incorporation of Utah     Incorporated by reference to Exhibit  3.A to the
              Resources International, Inc.          Company's registration statement on Form 10
                                                     as filed June 22, 1981

3.2           Bylaws of Utah Resources               Incorporated by reference to Exhibit  3.B to the
              International, Inc.                    Company's registration statement on Form 10
                                                     as filed June 22, 1981

3.3           Amendment of Bylaws dated              Incorporated by reference to Exhibit  3.3 to the
              November 17, 1992                      Company's Annual Report of Form 10-KSB for
                                                     the year ended December 31, 1992

3.4           Amendment of Bylaws -                  Incorporated by reference to Exhibit  3.4 to the
              December, 1994                         Company's Annual Report of Form 10-KSB for
                                                     the year ended December 31,1994

3.5           Amendment to Articles of               Incorporated by reference to Exhibit  3.5 to the
              Incorporation adopted by               Company's Annual Report of Form 10-KSB for
              shareholders January 26, 1995          the year ended December 31, 1994

10.1          B & E Securities Profit Sharing        Incorporated by reference to Exhibit  10 to the
              Agreement                              Company's registration statement on Form 10
                                                     as amended and filed May 20, 1982

10.2          Southgate Palms Partnership            Incorporated by reference to Exhibit  10.2 to the
              Agreement                              Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1986

10.3          Southgate  Palms Plaza Limited         Incorporated by reference to Exhibit  10.3
              Partnership Agreement                  to the Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1986

10.4          Southgate Plaza Partnership            Incorporated by reference to Exhibit  10.4 to the
              Agreement                              Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1986

10.5          Southgate Plaza Limited                Incorporated by reference to Exhibit  10.5 to the
              Partnership Agreement                  Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1985

10.6          Southgate Resort Partnership           Incorporated by reference to Exhibit  10.6 to
              Agreement                              Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1985

10.7          Southgate Resort Limited               Incorporated by reference to Exhibit  10.7 to the
              Partnership Agreement                  Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1985

10.8          Resources Limited Partnership          Incorporated by reference to Exhibit  10.8 to the
              Agreement with amendments              Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1985

10.9          Tonaquint-Indian Hills Limited         Incorporated by reference to Exhibit  10.9 to the
              Partnership Agreement                  Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1985

10.10         Lease Agreement - Court Club           Incorporated by reference to Exhibit  10.10 to the
              Property                               Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1985

10.11         Service Station Limited Partnership    Incorporated by reference to Exhibit  10.11 to the
              #2 - Partnership Agreement             Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1986

10.20         Settlement Agreement dated             Incorporated by reference to Exhibit  10.20 to the
              July 31, 1989, with C.E.C.             Company's Annual Report on Form 10-KSB for
              Industries Corp.                       the year ended December 31, 1989

10.21         Addendum to Settlement Agreement       Incorporated by reference to Exhibit 10.21 to the
              with C.E.C. Industries Corp.           Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1989

10.22         Option Agreement dated                 Incorporated by reference to Exhibit  10.22 to the
              November 29, 1989 re: C.E.C.           Company's Annual Report on Form 10-KSB for
              Industries Corp.                       the year ended December 31, 1989

10.23         Trust Deed Note dated November         Incorporated by reference to Exhibit  10.23 to the
              29, 1989 re: C.E.C. Industries Corp.   Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1989

10.24         Trust Deed dated November 29,          Incorporated by reference to Exhibit  10.24 to the
              1989 re: C.E.C. Industries Corp.       Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1989

10.25         Mutual Releases re: C.E.C.             Incorporated by reference to Exhibit  10.25 to the
              Industries Corp.                       Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1989

10.26         Mutual Release re: Counterclaim        Incorporated by reference to Exhibit  10.26 to the
                                                     Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1989

10.27         Dissolution Agreement dated            Incorporated by reference to Exhibit  10.27 to the
              April 28, 1989 re: Southgate Palms     Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1989

10.28         Promissory Note dated March 29,        Incorporated by reference to Exhibit  10.28 to the
              1991 executed by Resources             Company's Annual Report on Form 10-KSB for
              Limited Partnership                    the year ended December 31, 1990

10.29         Deed of Trust dated March 29, 1991     Incorporated by reference to Exhibit  10.29 to the
              executed by Resources Limited          Company's Annual Report on Form 10-KSB for
              Partnership                            the year ended December 31, 1990

10.30         Settlement Agreement dated April       Incorporated by reference to Exhibit  10.30 to the
              6, 1993 **                             Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1992

10.31         Real Estate Contract dated May 3,      Incorporated by reference to Exhibit  10.31 to the
              1993 between Resources Limited         Company's Annual Report on Form 10-KSB for
              Partnership, Tonaquint, Inc., and      the year ended December 31, 1992
              St. George Inn, L.C.

10.32         Options Contract dated May 21,         Incorporated by reference to Exhibit  10.32 to the
              1993, between Service Station          Company's Annual Report on Form 10-KSB for
              Limited Partnership #2 and St.         the year ended December 31, 1992
              George Inn, L.C.

10.33         Assignment of Partnership and          Incorporated by reference to Exhibit  10.33 to the
              Limited Partnership Interests          Company's Annual Report on Form 10-KSB for
              dated May 7, 1993                      the year ended December 31, 1992

10.34         Share Exchange Agreement               Incorporated by reference to Exhibit  3 to
                                                     Form 8-K as filed July 20, 1995

10.35         Stock Purchase Agreement               Incorporated by reference to Exhibit  1 to
                                                     Form 13D-A as filed September 9, 1996

10.36         Splitoff Agreement                     Incorporated  by reference to Exhibit 10.36 to the
                                                     Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1995

10.37         Morgan Settlement Agreement            Incorporated  by reference to Exhibit 10.37 to the
                                                     Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1995

10.38         1996 Settlement Agreement              Incorporated  by reference to Exhibit 10.38 to the
                                                     Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1995

 21           List of Subsidiaries                   Incorporated by reference to Exhibit  21 to the
                                                     Company's Annual Report on Form 10-KSB for
                                                     the year ended December 31, 1992

 27           Financial Data Schedule                Filed herein


______________


** Confidential treatment has been granted with respect to information contained in this exhibit.





      (b)  Reports on Form 8-K                       None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Utah Resources International, Inc.



Date:                              By:
     ---------------                  ---------------------------------------
                                      John Fife
                                      Its Director, President and Chairman of
                                      the Board, and CEO


Date:                              By:
     ---------------                  ---------------------------------------
                                      Gerry T. Brown
                                      Its Vice President


Date:                              By:
     ---------------                  ---------------------------------------
                                      Ladd Worth Eldredge
                                      Its Treasurer, Secretary and CFO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:                              By:
     ---------------                  ---------------------------------------
                                      Lyle D. Hurd
                                      Director


Date:                              By:
     ---------------                  ---------------------------------------
                                      E. Jay Sheen
                                      Former Director


Date:                              By:
     ---------------                  ---------------------------------------
                                      R. Dee Erickson
                                      Former Director

Date:                             By:
     -----------------               --------------------------------------
                                     Jenny Morgan
                                     Director


Date:                             By:
     -----------------               --------------------------------------
                                     Mark G. Jones
                                     Director


Date:                             By:
     -----------------               --------------------------------------
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

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS




                                   CONTENTS



                                                            PAGE
                                                            ----
                Independent Auditors' Report                 F-1

                Balance Sheet, December 31, 1996             F-2

                Statements of operations for the years
                ended December 31, 1996 and 1995             F-3

                Statements of stockholders' equity for
                the years ended December 31, 1996 and 1995   F-4

                Statement of cash flows for the years ended
                December 31, 1996 and 1995                   F-5-7

                Notes to consolidated financial statements   F-8-18

[TANNER + CO. LETTERHEAD]


                                                  INDEPENDENT AUDITORS' REPORT








TO THE BOARD OF DIRECTORS OF
UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES at December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES as of December 31, 1996 and the results of their operations and their cash flows for the two years ended December 31, 1996, in conformity with generally accepted accounting principles.



                              /s/ TANNER + CO.

Salt Lake City, Utah
April 4, 1997
                                                                             F-1

[LOGO]
--------------------------------------------------------------------------------
                             UTAH RESOURCES INTERNATIONAL INC., AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1996
--------------------------------------------------------------------------------




          ASSETS
          ------
Cash and cash equivalents                                           $   517,858
Accounts receivable from related parties                                262,668
Notes receivable                                                        140,672

Property and equipment, net of accumulated depreciation
 and amortization of $43,408                                             26,019

Real estate held for resale                                             876,088
Royalty interest in petroleum and mineral production, net
 of amortization of $44,382                                               5,828

Other assets                                                            137,011
                                                                    -----------
                                                                    $ 1,966,144
                                                                    ===========
-------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Accounts payable                                                    $   252,464
Accrued expenses                                                        546,070
Earnest money deposits                                                   36,000
Notes payable                                                           291,110
                                                                    -----------

     Total liabilities                                                1,125,644
                                                                    -----------

Minority interest                                                       110,903

Commitment and contingencies                                                  -

Stockholders' equity:
  Common stock; par value $.10 per share, 5,000,000
  shares authorized, 2,522,808 shares issued and outstanding            252,281
  Additional paid-in capital                                          4,431,232
  Note receivable from stock sale                                    (3,633,159)
  Retained deficit                                                     (320,757)
                                                                    -----------
     Total stockholders' equity                                         729,597
                                                                    -----------
                                                                    $ 1,966,144
                                                                    ===========




-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-2


[LOGO]
--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                            1996         1995
                                                        ------------------------
Sales                                                   $   451,406  $  587,663
Cost of sales                                               139,175     156,250
                                                        ------------------------
     Gross profit                                           312,231     431,413

General and administrative expenses                       1,530,288   1,045,854
                                                        ------------------------
     Loss from operations                                (1,218,057)   (614,441)
                                                        ------------------------
Other income (expense):
  Royalty income                                            153,051      61,006
  Interest and dividend income                              156,895     102,794
  Interest expense                                          (86,405)    (51,279)
  Other income (expense)                                     (8,772)     35,906
                                                        ------------------------

     Total other income (expense)                           214,769     148,427
                                                        ------------------------

Loss before minority interest and provision
 for income taxes                                        (1,003,288)   (466,014)

Minority interest in net loss of subsidiaries                23,385      26,988
                                                        ------------------------

Loss before provision for income taxes and
 discontinued operations                                   (979,903)   (439,026)

Income tax benefit                                           54,000     179,000
                                                        ------------------------

Loss from continuing operations                            (925,903)   (260,026)

Discontinued operations:
  (Loss) income from discontinued operations net of
   income taxes of $-0- and $48,000                         (19,365)     93,407
  Income (loss) from disposal of discontinued operations
   net of income taxes benefit of $-0- and $247,000          93,066    (583,000)
                                                        ------------------------

     Total discontinued operations                           73,701    (489,593)
                                                        ------------------------

     Net loss                                           $  (852,202) $ (749,619)
                                                        ========================

     Loss per share - continued operations                    (0.45)      (0.16)
     Income (loss) per share - discontinued operation          0.04       (0.30)
                                                        ------------------------

       Total loss per share                             $     (0.41) $    (0.46)
                                                        ========================

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-3

[LOGO]
--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


                                                                 NOTES
                         COMMON SHARES            ADDITIONAL   RECEIVABLE
                      --------------------         PAID-IN     FROM STOCK        RETAINED
                       SHARES       AMOUNT         CAPITAL       SALES           EARNINGS
                      --------------------------------------------------------------------
Balance,
January 1, 1995        1,284,027   $ 128,403    $  127,174  $         -       $ 1,409,527

Common stock issued
to purchase subsidiary
valued at book value of
subsidiary               590,000      59,000       196,503            -                 -

Common stock issued
for services in
acquisition of
subsidiary                76,000       7,600        25,080            -                 -

Repurchase of stock
through land issuance   (102,429)    (10,243)            -            -                 -

Common stock issued
in settlement of dispute   3,600         360             -            -                 -

Dividends                      -           -             -            -          (128,463)

Net loss                       -           -             -            -          (749,619)
                      --------------------------------------------------------------------
Balance,
December 31, 1995      1,851,198     185,120       348,757            -           531,445

Common stock retired
through split-off of
subsidiary              (590,000)    (59,000)       59,000            -                 -

Repurchase of
common stock             (40,552)     (4,055)     (131,794)           -                 -

Common stock issued
for:
 Cash and note
  receivable           1,275,912     127,591     4,146,714   (3,633,159)                -
 Accounts payable         26,250       2,625         8,555            -                 -

Net loss                       -           -             -            -          (852,202)
                       --------------------------------------------------------------------
Balance,
December 31, 1996      2,522,808    $252,281    $4,431,232  $(3,633,159)      $  (320,757)
                       ===================================================================


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-4

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------



                                                              1996        1995
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(852,202)  $(749,619)
 Add loss from discontinued operations                         19,365     (93,407)
 Loss (gain) from disposition of discontinued operation       (93,066)    583,000
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                               12,567      12,349
   Minority interest in net income of subsidiaries            (23,385)    (26,988)
   Loss (gain) on disposition of assets                         1,221      (3,106)
   Bad debt expense                                                 -      10,899
   Common stock issued for services                                 -      33,040
   (Increase) decrease in:
    Accounts receivable                                       109,954    (118,310)
    Other assets                                              (32,935)       (775)
    Real estate held for resale                                87,834    (237,850)
    Income tax receivable                                     212,328    (212,529)
   (Decrease) increase in:
    Accounts payable                                          (23,982)    115,912
    Accrued expenses                                          153,787      21,143
    Deferred income tax                                             -    (300,000)
                                                            ---------   ---------
    Net cash used in
     continued operations                                    (428,514)   (966,241)
    Net cash provided by (used in)
     discontinued operations                                  136,993    (104,846)
                                                            ---------   ---------
      Net cash used in operating activities                  (291,521) (1,071,087)
                                                            ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposition of assets                              500      18,140
 Payments on notes receivable                                 189,367     137,348
 Purchase of property and equipment                                 -      (2,690)
 Increase in notes receivable                                (151,050)   (112,137)
 Decrease in minority interest                                (17,825)     (4,020)
                                                            ---------   ---------
 Cash from investing activities - continuing operations        20,992      36,641
 Cash for investing activities - discontinued operations          (38)     76,839
                                                            ---------   ---------
      Net cash provided by investing activities                20,954     113,480
                                                            ---------   ---------


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-5

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       CONTINUED
--------------------------------------------------------------------------------




                                                              Years Ended
                                                              December 31,
                                                           ---------------------
                                                             1996        1995
                                                           ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of dividends                                            -     (128,463)
 Payments on notes payable                                 (419,449)     (90,129)
 Issuance of common stock                                   641,146            -
 Retirement of common stock                                (135,849)           -
                                                          ---------   ----------
 Cash from financing activities - continued operations       85,848     (218,592)
 Cash for financing activities - discontinued operations    (63,254)    (196,765)
                                                          ---------   ----------
   Net cash provided by (used in)
   financing activities                                      22,594     (415,357)
                                                          ---------   ----------
Decrease in cash                                           (247,973)  (1,372,964)
Cash and cash equivalents, beginning of year                765,831    2,138,795
                                                          ---------   ----------
Cash and cash equivalents, end of year                     $517,858     $765,831
                                                          =========   ==========

1996

The Company issued 1,275,912 shares of stock in exchange for cash and a note receivable in the amount of $3,633,159.

The Company issued 26,250 shares of stock as payment of a liability in the amount of $11,180.

The Company redeemed and retired 590,000 shares of stock in conjunction with the split-off of Midwest Railroad at no value.

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

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-6

[LOGO]
--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                       CONTINUED
--------------------------------------------------------------------------------




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:



                                          1996           1995
                                      ---------------------------
             Interest                 $  51,301       $  62,427
                                      ===========================
             Income taxes             $       -       $       -
                                      ===========================




--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-7


[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          YEARS ENDED DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

1. SUMMARY OF      BUSINESS
   SIGNIFICANT     Utah Resources International, Inc., and consolidated
   ACCOUNTING      entities (the Company) is engaged primarily in the
   POLICIES        development of real estate including the sale of developed and undeveloped real estate. The Company's assets are located in the Rocky Mountain West.


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


                   Discontinued operations include Midwest Railroad Construction and Maintenance Corporation (Midwest) from June 13, 1995 ( date of acquisition) through March 31, 1996 (date of disposition). The Company disposed of Midwest effective March 31, 1996, see notes 7 and 8. Discontinued operations in 1995 also included those of a Service Station which was closed in 1993.


                   METHOD OF RECOGNITION OF INCOME
                        Real Estate
                        -----------
                        Profits on sale of developed lots, developed land and raw land are recognized in accordance with standards established for the real estate industry which generally provide for deferral of all or part of the profit on a sale if the buyer does not meet certain down payment requirements or certain other tests of the buyer's financial commitment to the purchase, or the seller is required to perform significant obligations subsequent to the sale.

                        Cost of sales include a pro rata portion of acquisition and development costs (including estimated costs to complete) along with sales commissions, closing costs and other costs specifically related to the sale.








--------------------------------------------------------------------------------
                                                                             F-8

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

1. SUMMARY OF      METHOD OF RECOGNITION OF INCOME
   SIGNIFICANT        Other
   ACCOUNTING         -----
   POLICIES           Royalty income is recognized when received.  The
   CONTINUED          Company has overriding mineral and oil and gas royalty
                      interests and thus exercises no control over the activities of the royalty payers and is notified of the amounts or royalties due when the cash is received.

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

                   ROYALTY INTEREST IN PETROLEUM AND MINERAL PRODUCTION
                   The cost of identifiable intangible assets, consisting of royalties, is being amortized on a straight-line basis over the expected productive life of the asset of 15 years.

                   INCOME TAXES
                   Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial statement and tax reporting purposes. The differences are primarily a result of differing methods of accounting for land sales and depreciation of property and equipment.

                   EARNINGS PER SHARE
                   The weighted average of outstanding common shares is approximately 2,072,105 shares and 1,619,000 shares for the years ended December 31, 1996 and 1995, respectively. Common stock equivalents have not been included as the exercise price is in excess of the market price and the amounts are antidilutive.





--------------------------------------------------------------------------------
                                                                             F-9

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

1. SUMMARY OF      STATEMENT OF CASH FLOWS
   SIGNIFICANT     For purposes of the statement of cash flows, the
   ACCOUNTING      Company considers all highly liquid debt instruments
   POLICIES        purchased with a maturity of three months or less to be cash
   CONTINUED       equivalents.

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

                   USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2. ACCOUNTS        Accounts receivable at December 31, 1996, include
   RECEIVABLE      $120,086 which is due from an entity which has some
   FROM RELATED    shareholders in common with the Company and $142,582 which
   PARTIES         is due from various related partnerships.







--------------------------------------------------------------------------------
                                                                            F-10

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

3. NOTES           The Company has the following notes receivable at
   RECEIVABLE      December 31, 1996:

                      Note receivable from an individual with interest
                      at 9%, secured by real estate and due when real
                      estate is sold                                   $131,642

                      Note receivable from a company due in 1997 with
                      interest at 8.5%                                    9,030
                                                                       --------
                                                                       $140,672
                                                                       ========

                   Future maturities of notes receivable are as follows:

                            YEAR                                        AMOUNT
                            ----                                       --------
                            1997                                       $  9,030
                            1998                                        131,642
                                                                       --------
                            Total                                      $140,672
                                                                       ========


4. REAL ESTATE     Real estate held for resale consists of the following
   HELD FOR        real estate located in the St. George, Utah area at December
   RESALE          31, 1996:

                   RAW LAND AND PARTIALLY DEVELOPED LAND
                   The Company has approximately 410 acres of real estate of which approximately 390 acres is currently planned for single family dwelling lots, commercial development and multiple housing. The aggregate cost of the raw land and partially developed land is $766,987.

                   Property related to the Service Station, which is held for resale, amounts to $109,101. Also, included in other assets is $92,773 of assets relating to the Service Station.



--------------------------------------------------------------------------------
                                                                           F-11

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

5. ACCRUED         Accrued expenses at December 31, 1996 consist of the
   EXPENSES        following:

                      Deficit in investment in partnerships             $225,661
                      Accrued interest                                   120,358
                      Unearned interest received                          98,869
                      Accrued costs for clean up                          50,533
                      Accrued payroll and payroll taxes                    7,978
                      Other accrued expenses                              42,671
                                                                        --------

                             Total                                      $546,070
                                                                        ========

6. NOTES           The Company has the following notes payable at December
   PAYABLE         31, 1996:

                      Notes payable to a shareholder of the Company
                      with interest rates ranging from 7.5% to 9.5%     $110,932

                      Notes payable to a governmental entity requiring
                      annual payments of approximately $15,000 plus
                      interest at 5.94%, secured by real estate           91,551

                      Note payable to entity requiring annual payments
                      of $10,386 including interest at 9%, secured by
                      real estate                                         67,282

                      Note payable to a financial institution requiring
                      monthly payments of $491 including interest at
                      10.5%, secured by a vehicle                         20,074

                      Other                                                1,271
                                                                        --------

                      Total                                             $291,110
                                                                        ========







--------------------------------------------------------------------------------
                                                                           F-12

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

6. NOTES           Future maturities of notes payable are as follows:
   PAYABLE
   CONTINUED              YEAR                                      AMOUNT
                          ----                                     --------

                          1997                                     $142,219
                          1998                                       25,490
                          1999                                       25,992
                          2000                                       27,057
                          2001                                       23,481
                          Thereafter                                 46,871
                                                                   --------

                                                                   $291,110
                                                                   ========


                   None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


7. INVESTMENT      Effective June 13, 1995, the Company acquired 100%
   IN MIDWEST      ownership of Midwest through the issuance of 590,000 shares of the Company's common stock for all of the outstanding
                   stock of Midwest.  The   acquisition was accounted for as a
                   purchase. The fair market value of the Midwest assets and liabilities approximated the historical cost of the assets and liabilities and no goodwill was therefore recorded. The net equity of Midwest at the date of acquisition was $255,503.

                   Effective March 31, 1996, the Company spun off Midwest to its former owner. The Company received 590,000 shares of its restricted common stock and agreed to forgive net cash advances made to Midwest of $317,000. The return of the 590,000 shares of common stock to the Company was recorded at no value as the Company exchanged its ownership in Midwest for the return of the shares of the Company. The 1995 financial statements reflect a write down of approximately $780,000 for its investment in Midwest to its estimated realizable value. The write down in 1995, was a result of the forgiveness of $317,000 of intercompany debt, the write-off of the approximate $350,000 of Midwest investment at December 31, 1995 and an estimate of $163,000 of loss from operations of Midwest through the date of disposal.

--------------------------------------------------------------------------------
                                                                           F-13

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

7. INVESTMENT      During the year ended December 31, 1996, the disposal
   IN MIDWEST      of Midwest was finalized with an aggregate loss of $736,934
   CONTINUED       on the disposal before tax.

                   For the three months ended March 31, 1996, Midwest had loss of $19,365 resulting in a net gain on disposition in 1996 of $73,701 to adjust the actual loss on disposition of Midwest to approximately $707,000.


8. DISCONTINUED    Condensed financial information for Midwest, which was
   OPERATIONS      discontinued, is as follows for the periods June 13, 1995
                   (date of acquisition) through December 31, 1995 and January
                   1, 1996 through March 31, 1996 (date of disposition).

                                                                June 13, 1995
                                           January 1, 1996        (Date of
                                           through March 31,     Acquisition)
                                             1996 (Date of        Through
                                             Disposition)     December 31, 1995
                                           ------------------------------------
                      Revenues                $2,690,730           $5,598,542

                      Costs and expenses       2,710,095            5,457,135
                                              -------------------------------
                      Net (loss)  income
                      before income tax          (19,365)             141,407

                      Income tax expense              -                48,000
                                              -------------------------------

                      Net income (loss)       $  (19,365)          $   93,407
                                              ===============================










--------------------------------------------------------------------------------
                                                                           F-14

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

9. INCOME          The benefit for income taxes is as follows:
   TAXES
                   Continuing Operations
                   ---------------------

                                                           1996        1995
                                                         -------------------
                      Current                            $ 54,000   $106,000
                      Deferred                                 -      73,000
                                                         -------------------

                         Total continuing operations     $ 54,000   $179,000
                                                         ===================

                   Discontinued Operations
                   -----------------------

                                                           1996        1995
                                                         -------------------
                      Current                            $     -   $      -
                      Deferred                                 -     227,000
                                                         -------------------

                         Total continuing operations     $     -   $ 227,000
                                                         ===================

                   The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

                   Continuing Operations
                   ---------------------

                                                           1996        1995
                                                         -------------------
                      Income tax benefit at federal
                        statutory rates                  $333,000   $158,000
                      State income taxes                   49,000     23,000
                      Valuation allowance                (328,000)        -
                      Other                                    -      (2,000)
                                                         -------------------

                         Total current income taxes      $ 54,000   $179,000
                                                         ===================




--------------------------------------------------------------------------------
                                                                           F-15

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

9. INCOME          Discontinued Operations
   TAXES           -----------------------
   CONTINUED

                                                         1996            1995
                                                       -----------------------
                      Income tax (expense) benefit
                      at federal statutory rates       $ (11,000)     $227,000
                      State income taxes                  (4,000)       20,000
                      Other                               15,000       (20,000)
                                                       -----------------------

                         Total                         $      -       $227,000
                                                       =======================

                   Deferred income taxes have been established to reflect timing differences between financial reporting and income tax purposes. The primary differences are as follows:

                                                         1996            1995
                                                       -----------------------
                      Condemnation sales               $      -       $300,000
                      Discontinued operations                 -       (227,000)
                      Net operating loss carryforward   (328,000)      (73,000)
                      Valuation allowance                328,000            -
                                                       -----------------------

                         Total                         $      -       $     -
                                                       =======================

                   The Company has a net operating loss carryforward of approximately $952,000, which expires in 2011. The benefit of the net operating loss (NOL) carryforwards available to offset future taxes will be limited by the tax laws in effect at the time such NOL's can be utilized. Significant changes in the ownership of the Company or tax laws could limit the amount of NOL benefit.





--------------------------------------------------------------------------------
                                                                           F-16

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

10. STOCK          The Company has a promissory note receivable at
    SUBSCRIPTION   December 31, 1996 in the amount of $3,633,159.  The note
    RECEIVABLE     bears interest at the short-term  Federal Internal Revenue
                   Service rate (6.77% at December 31, 1996). Interest is due annually in July of each year with the principal balance due
                   August 1, 2001. The note is second by 1,285,912 shares of the Company's common stock.


11. CONTINGENCIES  The Company is aware of certain unasserted claims which could result in claims in excess of amounts accrued in the financial statements. Management believes that any such claim, if asserted, will not result in any adverse effect on the financial position of the Company.

                   The Company is in the process of remediation of the service station property. It is not known if any additional costs over what the Company has accrued will be needed to complete the remediation.

                   The Company, in connection with the execution of the stock purchase agreement, agreed to enter into an employment agreement with the majority shareholder of the Company with a salary not to exceed $200,000 per year. The agreement has not been entered into and no accrual has been made for the salary at December 31, 1996.


12. COMMITMENTS    The Company leases its office facility under a year
                   lease requiring monthly payments of $500 which expires in 1997. Lease expense was $10,230 in 1996.


13. SIGNIFICANT    The Company had land sales of $106,000 and $152,000 to
    CUSTOMERS      a significant customer in 1996 and 1995, respectively:


14. STOCK OPTION   In 1994, the Company established a stock option plan
    PLAN           wherein the five directors and the Company's president were each granted options to acquire 25,000 shares of the Company's stock at $2.50 per share. The options vest as follows: 9,000 shares at the option date and 8,000 shares in 1995 and 8,000 shares in 1996.



--------------------------------------------------------------------------------
                                                                           F-17

[LOGO]

--------------------------------------------------------------------------------
                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       CONTINUED

--------------------------------------------------------------------------------

15. SUBSEQUENT     The Company filed with the Securities and Exchange
    EVENT          Commission in February 1997, documents to have the
                   shareholders of the Company consider and vote upon a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding stock on the basis that each 1,000 shares of common stock then outstanding will be converted into one share, at $3.35 per share prereverse-split price, with fractional shareholders given the option to either receive cash in lieu of their resulting fractional share of purchase additional fractional shares to round up to one whole share following the reverse split.
















--------------------------------------------------------------------------------
                                                                           F-18