Form 10QSB
period 1997-03-31
UTAH RESOURCES INTERNATIONAL INC
filed 1997-06-05
CIK 353793

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

(1) Yes   X         No
        -----          -----

(2) Yes   X         No
        -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 shares as of December 31, 1996.

         Transitional Small Business Disclosure Format (check one):

Yes             No   x
    -----          -----

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            FOR THE DATES INDICATED




                                                                             QUARTER
                                                                              ENDED
         ASSETS                                                              3/31/97
         ------                                                              -------
Cash and cash equivalents                                                 $   366,141
Accounts receivable                                                           315,830
Notes receivable                                                              108,365

Property and equipment, net of
  accumulated depreciation and
  amortization of  $44,047.28                                                  25,779


Real estate held for resale                                                   878,118
Royalty interest in petroleum and mineral
  production, net of amortization of                                            4,991
Other assets                                                                  103,281

                          TOTAL ASSETS                                      1,802,506


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Accounts payable                                                          $   499,984
Accrued expenses                                                              324,703
Earnest money deposits                                                         36,000
Notes payable                                                                 289,281

                 TOTAL LIABILITIES                                          1,149,968

Minority interest                                                             110,903

Commitment and contingencies

      5,000,000 shares authorized,
    2,522,808 shares issued and outstanding                                   252,281
Additional paid-in capital                                                  4,431,232
Note Receivable from Stock Sale                                            -3,633,159
Retained earnings                                                            -508,719

         TOTAL STOCKHOLDERS' EQUITY                                           541,635

         TOTAL STOCKHOLDERS' EQUITY & LIABILITIES                           1,802,506


                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                              QUARTER          QUARTER
                                                                               ENDED            ENDED
                                                                              3/31/97          3/31/96
                                                                              --------         -------
Sales                                                                     $         0           35,121

Cost of sales                                                                       0           10,071

         Gross profit                                                               0           25,050

General and administrative                                                    265,675           90,822

         Income from operations                                              -265,675          -65,772

Other income (expense):
    Royalty income                                                             68,573           27,796
    Interest and dividend income                                                9,237                0
    Interest expense                                                              -97          -29,570

         Total other income (expense)                                          77,713           -1,774

Income (loss) before minority interest and
  provision for income taxes                                                 -187,963          -67,546

Minority interest in net loss of subsidiaries                                                     332

Income (loss) before provision for income taxes                              -187,963          -67,214

Income tax (provision) benefit                                                                  22,850

Income (loss) from continuing operations                                     -187,963          -44,364

Discontinued operations:
    Income (loss) from discontinued operations                                      0          132,140
    Income from disposal of discontinued
       operations                                                                   0          -91,838

         Total discontinued operations                                              0           40,302

Net income (loss)                                                            -187,963           -4,062

Weighted Average Shares
Outstanding                                                                 2,522,808        1,284,027

Earnings (loss) per share                                                       -0.07             0.00


                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                           FOR THE DATES INDICATED
                                                                              QUARTER          QUARTER
                                                                               ENDED            ENDED
                                                                              3/31/97          3/31/96
                                                                              -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $   -187,963           -4,062
    Less income from discontinued operations                                        0         -132,140
    Add loss from disposition of discontinued operation                             0           91,838
    Adjustments to reconcile net income (loss) to net cash
    (used in) operating activities:
         Depreciation and amortization                                          1,476            2,300
         Minority interest in net (income)
           of subsidiaries                                                                        -332
         (Increase) decrease in:
            Accounts receivable                                               -53,162          -35,447
            Real estate held for resale                                        -2,030          113,286
            Refundable income taxes                                                             -2,150
         (Decrease) increase in:
            Account Payable
                                                                              247,520         -146,309
            Accrued expenses                                                 -221,367          -46,078

            Net cash used in continuing operations                           -215,525         -159,094
            Net cash provided by discontinued operations                                        41,007
                                                                                                     -

                     NET CASH (USED IN) OPERATING ACTIVITIES                 -215,525         -118,087

Cash flows from investing activities:

    Purchase of property and equipment                                           -399             -791
    Payments on notes receivable                                               32,307            3,531
    Increase (decrease) in minority interest
    Decrease (increase) in other assets                                        33,730

                     NET CASH (USED IN) INVESTING ACTIVITIES                   65,637            2,740

    Cash flows from financing activities:
         Proceeds from notes payable
         Payments on notes payable                                             -1,829           -2,268

                     NET CASH (USED IN) INVESTING ACTIVITIES                   -1,829           -2,268

Increase in cash                                                             -151,717         -117,615

Cash and cash equivalents, beginning of year (period)                         517,858          765,831

Cash and cash equivalents, end of year (period)                               366,141          648,216


                          UTAH RESOURCES INTERNATIONAL
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS





(1) The unaudited financial statements include the accounts of Utah Resources International, Inc., and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         RESULTS OF OPERATIONS


         The Company had no land sales during the three month period ended March 31, 1997 as compared with land sales of $35,121 for the three month period ended March 31, 1996. Management attributes the lack of sales in 1997 to a slowdown in the sale of high-end market lots as well as there being no developable lots available in inventory. Interest income was $9,237 during the first quarter of 1997 as compared to zero in 1996 due to the fact that the Company held more money in interest bearing accounts. Income on royalties from production under oil and gas and mineral leases amounted to $68,573 for the three month period ended March 31, 1997 as compared to $27,296 for the three month period ended March 31, 1996. The increase in royalties income is due almost entirely to an increase in production and less significantly to an increase in oil and gas prices during this period due to price fluctuations.

         Cost of land sold decreased from $10,071 in 1996 to zero in 1997, reflecting that there were no land sales in the first quarter of 1997 as compared to land sales of $35,121 for the same period in 1996.

         LIQUIDITY AND CAPITAL RESOURCES


         Cash requirements of the Company are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note, as discussed below and as described herein under Item 5. Other Information/Stock Purchase Agreement - July 3, 1996. The ratio of assets to liabilities at March 31, 1997 was approximately 1.57 to 1. The Company's assets as of March 31, 1997 were valued at $1,802,506, as against liabilities of $1,149,968.

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

         The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. During the first quarter of 1997, $6,450 was expended toward this clean-up operation and approximately $232,155 has been expended by the Company to date.

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

         As of March 31, 1997, the Company holds a promissory note from Inter-Mountain Capital Corporation, a Delaware corporation ("IMCC"), which is wholly owned by John Fife (the President and CEO of the Company), in the original principal amount of $3,633,159.42 (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing the Stock Purchase Agreement, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date.
Interest on the Note is expected to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid the Company $197,872.52, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the 1,275,912 shares purchased by IMCC as evidenced by a stock pledge agreement, dated as of July 3, 1996 between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note.

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

         In 1989, the partnership replaced its gasoline underground storage tanks, which the partnership was informed had been leaking. From November of 1992 through the end of the first quarter of 1997, the partnership has spent approximately $232,155 on efforts to remediate the soil contamination by gasoline and other hydrocarbons which is alleged to have occurred from operation of the service station. The Company has hired consultants and engineers and is following their recommendations to remediate the property as required by Utah law and regulations.

                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings.

         Over the past nine years, the Company has been involved in various disputes and controversies involving its ownership, operation and management. This litigation has been resolved pursuant to the terms of two settlement agreements. The first settlement agreement was by and among the Company, John H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd and E. Jay Sheen ("Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement, as that term is defined in Section 5, Stock Purchase Agreement - July 3, 1996. The second settlement agreement was among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties agreed, among other things, to dismiss the First Federal Action, the Order to Show Cause, and the Second State Action, as those terms are defined in Section 5, Stock Purchase Agreement - July 3, 1996 and to use their best efforts to terminate the 1993 Settlement Agreement. The litigation and its settlement are described in the Company's 1996 Form 10-KSB, filed May 29, 1997.

Item 2. Changes in Securities.
         None

Item 3. Defaults Upon Senior Securities.
         None

Item 4. Submission of Matters to a Vote of Security Holders.
         None

Item 5. Other Information.

STOCK PURCHASE AGREEMENT - JULY 3, 1996

         On April 5, 1996, Inter-Mountain Capital Corporation, a Delaware corporation wholly owned by John Fife ("IMCC"), entered into a Letter of Intent with the Company (the "Letter of Intent"), whereby IMCC agreed, if certain conditions were met, to purchase a 51% interest in the Company at a purchase price of $3.35 per share. One of the conditions for consummating the transaction contemplated by the Letter of Intent was the spinoff of Midwest Railroad Construction and Maintenance Corporation ("Midwest"). Pursuant to the Letter of Intent, IMCC agreed to pay 10% of the purchase price at closing with the remaining 90% owing to be evidenced by a promissory note. The Letter of Intent also provided that the Company grant IMCC a ten year option to purchase an additional 150,000 or more shares of the Company's stock, so that IMCC, at all times would have the right to own a 51% interest in the Company. The Letter of Intent also provided that subsequent to the closing and subject to financing and other conditions, the Company would cause either a: (i) 12,500 to 1 share reverse split of the Company's stock, at $3.35 per share, with fractional shareholders given the option to round-up and maintain their shareholder status; or (ii) tender offer for its shares at $3.35 per share subject to certain payment options. If the transactions contemplated by the Letter of Intent were consummated it was the intent of IMCC to delist the common stock of the Company from any national securities exchange. In order to obtain a copy of the Letter of Intent and for a more detailed description of the terms of the Letter of Intent, see and Schedule 13D filed by IMCC with the SEC on April 16, 1996. The Company entered into the Letter of Intent over the objections of Mark G. Jones and Jenny Morgan, being two directors of the Company.

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

         On or about June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John
H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd, and E. Jay Sheen (the "Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement as hereinafter defined. A copy of the Morgan Settlement Agreement is attached as Exhibit 10.37 to the Company's Form 10-KSB for Fiscal Year End 1995. The 1993 Settlement Agreement was the result of the settlement of a shareholders' derivative action captioned as Ernest Muth, et al. v.
John H. Morgan, Jr. et al., which was filed as Civil Number C-87-1632 in the Third Judicial District Court of Salt Lake County, Utah (the "First State Action"), where plaintiffs therein alleged, among other things, that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement in the First State Action was entered on April 6, 1993 (the "1993 Settlement Agreement"). On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John H. Morgan and Daisy R. Morgan, directors of the Company, to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement entered by Judge Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr., Daisy R. Morgan, and Mark G. Jones and others (the "Order to Show Cause"). The second settlement agreement was by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties, among other things, agreed to dismiss the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement and to settle certain other litigation. A copy of the 1996 Settlement Agreement is attached as Exhibit 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995. For a more detailed description of the Company's legal proceedings, see "PART II OTHER INFORMATION/Item 1. Legal Proceedings," and copies of the Morgan Settlement Agreement and the 1996 Settlement Agreement which are attached as Exhibits 10.37 and 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995, respectively. In addition, the 1996 Settlement Agreement amended certain provisions of the Letter of Intent including, the elimination of the option that IMCC would cause the Company to initiate a tender offer for its shares and the reduction in the reverse split from 12,500 shares to 1 to 1,000 shares to 1 and an increase in the IMCC payment at closing from 10% of the purchase price to 15% of the purchase price. On or about August 9, 1996, a Motion to Intervene was filed by shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan and Karen J. Morgan (together the "Objectors"). On or about August 22, 1996, the court in the Second State Action reviewed and considered the 1996 Settlement Agreement, the Stock Purchase Agreement and the 1993 Settlement Agreement, written memoranda submitted by various parties and other comments and objections and ordered that: (1) the notice given pursuant to Rule 23.1 of the applicable rules of civil procedure for the State of Utah was adequate, fair and proper; (2) the procedural and substantive objections of Jenny T. Morgan (a director and shareholder of the Company), Gerard E. Morgan, John C. Morgan and Karen J. Morgan be overruled; (3) the 1996 Settlement Agreement was fair, adequate and reasonable; (4) the Petition to Terminate the 1993 Settlement Agreement was fair, adequate and reasonable; and (5) the 1996 Settlement Agreement and Petition to Terminate the 1993 Settlement Agreement was approved. The 1996 Settlement Agreement and the Morgan Settlement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department of Utah, on or about August 23, 1996. The First Federal Action and the Second State Action were dismissed with prejudice on August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

         On July 3, 1996, pursuant to the Letter of Intent and the 1996 Settlement Agreement, the Company and IMCC entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby the Company issued and sold 1,275,912 shares (the "Purchased Shares") of its common, $.10 par value per share stock (the "Common Stock") to IMCC, so that IMCC owned a 50.5% interest in the Company. IMCC acquired the Purchased Shares at a price equal to $3.35 per share for an aggregate purchase price of $4,274,305.20 (the "Purchase Price"), of which $641,145.78 was paid in cash by IMCC to the Company at the closing. The remaining portion of the purchase price of $3,633,159.42 was evidenced by IMCC's promissory note (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid $197,872.52 to the Company, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the Purchased Shares as evidenced by a stock pledge agreement, dated as of July 3, 1996, by and between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note from time to time. For a more detailed description of the Stock Purchase Agreement, see Form 8-K filed by the Company on July 19, 1996, and to review a copy of the Stock Purchase Agreement, see Schedule 13D-A filed by IMCC on September 9, 1996.

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

         The Stock Purchase Agreement contemplated that subject to applicable state and federal securities and state corporate law, the Company would cause a 1,000 to 1 share reverse split of the Company's stock to the shareholders of record at $3.35 per share, with fractional shareholders given the option to either purchase additional fractional shares at $3.35 per share to round up to one whole share following the reverse split or sell their fractional shares for cash to the Company. IMCC was granted a ten year option to purchase 150,000 or more additional shares of stock at a purchase price equal to $3.35 per share and on the same terms and conditions as those provided under the Stock Purchase Agreement, so that after the reverse split IMCC may maintain its 50.5% majority interest in the Company. Subsequent to the reverse split and subject to applicable state and federal securities and state corporate law, any Company shares redeemed by the Company pursuant to the reverse split (the "Returned Shares") may be acquired by the remaining shareholders, other than IMCC or its affiliates, in increments of 1,000 shares (the "Returned Share Option"), at a purchase price equal to the pre-reverse-split price of $3.35 per share (the "Returned Share Purchase Price"). Only those shares for which the Company has received a fully and properly executed letter of transmittal, accompanied by the required documents, will qualify as Returned Shares for the purposes of this Returned Share Option. Such Common Stock shall be purchased in blocks of 1,000 shares of Common Stock such that each purchase of a 1,000 share block of Common Stock shall be converted into one (1) share of common $100.00 par value per share stock of the Company (the "New Stock"). In the event the Returned Share Option is over-subscribed, then each of the exercising shareholders may purchase the Returned Shares on a pro-rata basis (as determined by the number of shares held by each of the exercising shareholders as of the record date less those shares held by IMCC), but in no event in less than 1,000 share blocks. In the event of such over-subscription, each qualified shareholder could elect to purchase that percentage of Returned Shares equal to x/(y-z) where "x" equals the number of New Stock shares owned by the qualified shareholder wishing to purchase the Returned Shares, "y" equals the total number of issued shares of New Stock, and "z" equals the number of issued shares of New Stock owned by IMCC. Twenty-five percent (25%) of the Returned Share Purchase Price shall be payable in cash upon exercise, with the remaining balance of $2.51 per share being evidenced by a note (the "Returned Share

Note"), payable in three (3) years. Subject to applicable Internal Revenue Service rules, the Returned Share Note shall bear simple interest at the short term applicable federal rate as stated in June, 1996, which interest shall be payable annually in arrears. Payment of the Returned Share Note will be secured by a pledge of the Returned Shares purchased, as converted into share(s) of New Stock, pursuant to a stock pledge agreement to be provided by the Company. Exercising shareholders purchasing Returned Shares shall be required to apply any dividends, distributions or other payments made to the shareholder of the Company on the Returned Shares/New Stock to payment of the unpaid balance of the Returned Share Note. Returned Shares, as converted into New Stock, purchased by an exercising shareholder shall be fully votable in accordance with the terms of the Company's organizational documents and other agreements binding the Company for so long as the exercising shareholder is not in default under the pledge agreement or the Returned Share Note.

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

         In February, 1997, the Company filed a Schedule 13e-3 and a Preliminary Proxy Statement with the Securities and Exchange Commission. The Preliminary Proxy Statement relates to a solicitation of proxies by the Company to be used at the annual meeting of shareholders of the Company to consider and vote upon: (i) a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding stock on the basis that each 1,000 share of common stock then outstanding will be converted into one share, at $3.35 per share pre-reverse-split price, with fractional shareholders given the option to either receive cash in lieu of their resulting fractional share or purchase additional fractional shares at $3.35 per share to round up to one whole share following the reverse split; (ii) the election of directors; (iii) an amendment to the by-laws changing the annual meeting date;
(iv) certain proposals submitted by Mark G. Jones on behalf of Mark Technologies Corporation, and other matters. The Securities and Exchange Commission is currently in the process of reviewing the Schedule 13e-3 and the Preliminary Proxy Statement.

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

         The terms of the Letter of Intent between IMCC and the Company required that the Company rescind the Share Exchange Agreement. For the foregoing reason, Midwest and the Company entered into a Splitoff Agreement, dated as of April 25, 1996 (the "Splitoff Agreement"), whereby the Share Exchange Agreement was rescinded. A copy of the Splitoff Agreement is attached as Exhibit 10.36 to Company's Form 10-KSB for the year ending December 31, 1995, which was filed with the SEC on January 8, 1997. Pursuant to the terms of the Splitoff Agreement, the Company transferred all of the outstanding shares of Midwest stock held by the Company to the Wolffs in exchange for the 590,000 shares of the Company's stock then held by the Wolffs which transfer was accomplished tax free in accordance with Section 355 of the Code. Furthermore, the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement were cancelled. RD Wolff ceased to be the President of the Company. Midwest received a net intercompany transfer of approximately $316,974.17 through March 31, 1996, which Midwest retained. Furthermore, the parties to the Splitoff Agreement agreed that in the event intercompany transfers for the period from July 1, 1995 through March 31, 1996 were: (i) less than $316,974.17, then the Company would pay Midwest the difference; or (ii) more than $316,974.17, then Midwest would pay the Company the difference. Based upon its own review, the Company believes that Midwest owes the Company $4,769 in excess intercompany transfers and $8,118 for Midwest's portion of Ladd Worth Eldredge's employment compensation pursuant to the terms of an agreement by and between Midwest and the Company, dated July 24, 1996, and which agreement is no longer in effect.

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

Item 6. Exhibits and Reports on Form 8-K.
         (a)    Exhibit 27, Financial Data Schedule

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Utah Resources International, Inc.


Date: ___________                       _______________________________
                                        John Fife, President and CEO


Date: ___________                       _______________________________
                                        Ladd Worth Eldredge, Chief Financial
                                        Officer