Form 10QSB
period 1997-06-30
UTAH RESOURCES INTERNATIONAL INC
filed 1997-08-14
CIK 353793

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

--------------------------------------------------------------------------------

                        Commission File No.
                                            -----------

                       UTAH RESOURCES INTERNATIONAL, INC.

--------------------------------------------------------------------------------

       (Exact Name of Small Business Issuer  as Specified in its Charter)


        Utah                                                     87-0273519
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


--------------------------------------------------------------------------------
                         297 W. Hilton Drive, Suite #4
                            St. George, Utah  84770
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 shares as of July 1, 1997.

     Transitional Small Business Disclosure Format (check one):

Yes           No   X
    -----        -----

                                   PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements


                                              UTAH RESOURCES INTERNATIONAL, INC.
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                              JUNE 30, 1997
                                                              -------------
       ASSETS



Cash and cash equivalents                                      $   392,404
Accounts receivable                                                297,070
Notes receivable                                                   268,691

Property and equipment, net of accumulated depreciation and
  amortization of $44,686.25                                        25,140

Real estate held for resale                                        830,755
Royalty interest in petroleum and mineral production, net of
  amortization of 46,055.45                                          4,155
Other assets                                                       103,281
                                                               -----------

       Total assets                                            $ 1,921,496
                                                               ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $   405,592
Accrued expenses                                                   284,485
Earnest money deposits                                              36,000
Notes payable                                                      287,838
                                                               -----------

       Total liabilities                                         1,013,915

Minority interest                                                  110,904

Commitment and contingencies                                             -

5,000,000 shares authorized, 2,522,808 shares issued
  and outstanding                                                  252,281
Additional paid-in capital                                       4,431,232
Note receivable from stock sale                                 (3,633,159)
Retained earnings                                                 (253,677)
                                                               -----------

       Total stockholders' equity                                  796,677
                                                               -----------

Total stockholders' equity and liabilities                     $ 1,921,496
                                                               ===========

                                              UTAH RESOURCES INTERNATIONAL, INC.
                                                      CONSOLIDATED BALANCE SHEET

                                                       FOR THE PERIODS INDICATED
--------------------------------------------------------------------------------








                                                         SIX MONTHS     SIX MONTHS
                                                           ENDED          ENDED
                                                         JUNE 1997      JUNE 1996
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                            $  (23,819)     $  (19,010)
  Less income from discontinued operations                       -        (132,140)
  Add loss from disposition of discontinued operations      90,899          93,694
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation and amortization                            1,674           4,600
    Minority interest in net (income) of subsidiaries            -          (1,048)
    (Increase) decrease in:
       Accounts receivable                                 (34,402)        (35,447)
       Real estate held for resale                          45,333         199,688
       Refundable income taxes                                   -          (9,800)
    (Decrease) increase in:
       Accounts payable                                    153,128        (229,020)
       Accrued expenses                                   (261,585)        (50,645)
                                                        --------------------------

         Net cash used in continuing operations            (28,772)       (179,128)
         Net cash provided by discontinued operations            -          39,151
                                                        --------------------------

         Net cash (used in) operating activities           (28,772)       (139,977)
                                                        --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           879            (976)
  Payments on notes receivable                            (128,019)         14,269
  Increase (decrease) in minority interest                       -               -
  Decrease (increase) in other assets                       33,730               -
                                                        --------------------------

         Net cash (used in) investing activities           (93,410)         13,293
                                                        --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    -               -
  Payments on notes payable                                 (3,272)       (406,964)
                                                        --------------------------

         Net cash (used in) financing activities            (3,272)       (406,964)
                                                        --------------------------

Increase in cash                                          (125,454)       (533,648)

Cash and cash equivalents, beginning of period             517,858         765,831
                                                        --------------------------

Cash and cash equivalents, end of period                $  392,404      $  232,183
                                                        ==========================

                                              UTAH RESOURCES INTERNATIONAL, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                       FOR THE PERIODS INDICATED
--------------------------------------------------------------------------------




                                       THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                          ENDED          ENDED         ENDED        ENDED
                                         6/30/97        6/30/96       6/30/97      6/30/96
                                       ----------------------------------------------------
Sales                                   $ 229,523    $  142,949    $  317,066    $  178,070

Cost of sales                               3,448        50,215         5,010        60,286
                                        ---------------------------------------------------

    Gross profit                          226,075        92,734       312,056       117,784

General and administrative                231,314       147,280       456,874       238,102
                                        ---------------------------------------------------

    Income from operations                 (5,239)      (54,546)     (144,818)     (120,318)
                                        ---------------------------------------------------

Other income (expense):
  Royalty income                           37,703        47,104       106,275        74,900
  Interest and dividend income                  -             -         8,338
  Interest income (expense)                 6,950       (13,116)        6,386       (42,686)
                                        ---------------------------------------------------

    Total other income (expense)           44,653        33,988       120,999        32,214
                                        ---------------------------------------------------

Income (loss) before minority interest
  and provision for income taxes           39,414       (20,558)      (23,819)      (88,104)

Minority interest in net income of
  subsidiaries                                  -           716             -         1,048
                                        ---------------------------------------------------

Income (loss) before provision for
  income taxes                             39,414       (19,842)      (23,819)      (87,056)

Income tax (provision) benefit                  -         6,750             -        29,600
                                        ---------------------------------------------------

Income (loss) from continuing
  operations                               39,414       (13,092)      (23,819)      (57,456)

Discontinued operations:
  Income (loss) from discontinued
    operations                                  -             -             -       132,140
  Income from disposal of
    discontinued operations                     -        (1,856)            -       (93,694)
                                        ---------------------------------------------------

    Total discontinued operations               -        (1,856)            -        38,446
                                        ---------------------------------------------------

Net income (loss)                       $  39,414    $  (14,948)   $  (23,819)   $  (19,010)
                                        ===================================================

Weighted average shares outstanding             -     1,851,198     2,522,808     1,851,198
                                        ===================================================

Earnings (loss) per share                   0.016        (0.010)       (0.009)       (0.010)
                                        ===================================================

                         NOTES TO FINANCIAL STATEMENTS


(1) The unaudited financial statements include the accounts of Utah Resources International, Inc., and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     RESULTS OF OPERATIONS

     The Company had land sales of $229,523 for the quarter ended June 30, 1997, as compared with land sales of $142,949 for the quarter ended June 30, 1996. The Company had land sales of $317,066 for the six months period ended June 30, 1997, as compared with land sales of $178,070, for the six months period ended June 30, 1996. There was interest income in the amount of $14,724 during the first six months of 1997, as compared with an expense of $42,686 for the same period in 1996, which represents, in part, payments due under the Mortenson Note, which note was paid in full in 1996. Income on royalties from production under oil and gas and mineral leases amounted to $37,703 for the quarter ended June 30, 1997, which was down from $47,104 for the quarter ended June 30, 1996. However, the income on royalties from production under oil and gas and mineral leases for the six months period ended June 30, 1997, is $106,275, which is an increase over the $74,900 which was earned over the same period in 1996.

     Cost of land sold in the second quarter decreased from $50,125 in 1996 to $3,448 in 1997. For the six months period ending June 30, cost of land sold fell from $60,286 in 1996 to $5,009 in 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements of the Company are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note, as discussed below and as described herein under Item 5. Other Information/Stock Purchase Agreement - July 3, 1996. The ratio of assets to liabilities at June 30, 1997 was approximately 1.90 to 1. The Company's assets as of June 30, 1997 were valued at $1,921,496, as against liabilities of $1,013,915.

     The Company presently anticipates that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

     General and administrative expenses increased substantially from 1996 to 1997. For the second quarter, general and administrative expenses rose from $147,280 in 1996 to $231,314 in 1997. Furthermore, for the six months period ended June 30, general and administrative expenses increased from $238,102 in 1996 to $456,874 in 1997. A significant portion of such expenses were legal fees and expenses incurred on behalf of the Company. This increase is due to the fact that from July 3, 1996 to the present, the Company has been engaged in activities to: (i) bring the Company into compliance with various state and federal securities laws; and (ii) perform a 1,000 to 1 reverse stock split at $3.35 per share, as required by the 1996 Settlement Agreement, see "Item 1 LEGAL PROCEEDINGS", and (iii) take the Company to a non-Securities and Exchange Commission ("SEC") reporting status. In order to bring the Company into SEC reporting compliance, the Company filed its; (1) 1995 Form 10-KSB with the SEC on January 8, 1997, (2) Form 10-QSB for the first, second and third quarters of 1996 on January 22, 1997, (3) 1996 Form 10-KSB on May 28, 1997, and (4)
first quarter 10-QSB on June 5, 1997. With respect to the reverse stock split, the Company filed its Schedule 13e-3 and Preliminary Proxy Statement with the SEC in February of this year. The Company has responded to an SEC comment letter dated March 28, 1997 and is currently responding to a second SEC comment letter dated June 27, 1997. These activities have imposed a significant drain on the Company's resources. The Company anticipates that once the reverse stock split is completed and the Company ceases to be an SEC reporting Company, the Company's future legal fees will decrease significantly.

     The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. During the second quarter of 1997, $6,450 was expended toward this clean-up operation and approximately $10,574 has been expended by the Company from January 1, 1997 to date.

     It is anticipated that the Company's need for cash in excess of its present resources will be met through revenues and real estate secured borrowings. The Company does not have backup lines of credit.

     The Company has no additional plans for major capital expenditures beyond the cost of improving portions of its real property.

     The Company's business is influenced by interest rates, inflation and market demands. Its royalty income from oil and gas interests is affected by fluctuations in the price of oil and the related decisions to drill new wells and the rates at which wells are pumped. The Company has no control over the oil and gas field operations.

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

     SERVICE STATION PARTNERSHIP

     The Company, effective April 30, 1993, discontinued operations of the Service Station Limited Partnership #2 other than the environmental remediation described below, and the operations up to that date are included in discontinued operations on the Company's financial statements. The Company, together with Tonaquint, owned as of December 31, 1996, partnership interests representing an approximate 79% interest in the Service Station Limited Partnership #2, a Utah limited partnership organized to build and operate a service station/mini-grocery store adjacent to the St. George Hilton Inn in St. George, Utah. In a transaction coincident with the sale of the St. George Hilton Inn, the partnership entered into a put/call option contract with St. George Inn, L.C., dated May 21, 1993. Under the terms of the option contract, St. George Inn, L.C. granted the partnership a one-year put option to require St. George Inn, L.C. to purchase the service station for $200,000 in cash, subject only to the requirement that the partnership complete the environmental clean-up of the site prior to exercising the option and a simultaneous call option granting St. George Inn, L.C. a two year option to purchase the site for $200,000 in cash whether or not the environmental remediation had occurred.
The clean-up had not been completed by May 15, 1994, when the partnership's put option expired. Further, the environmental remediation had not been completed by May 15, 1995 when the two year option to St. George, L.C. had expired. St. George Inn, L.C. claimed that the option was extended by the partnership and that the partnership had not completed its remediation operations. In settlement of the option dispute with St. George Inn. L.C., on April 15, 1997, the Service Station Limited Partnership #2 transferred the service station property to St. George Inn, L.C. for $200,000, less normal and customary closing costs. In connection with the closing, St. George Inn, L.C. granted an easement to the partnership for purposes of allowing the partnership to continue the environmental remediation of the service station property. Among other things, the easement provides that if requested by the owner of the service station property the partnership will pay one-half of the costs of relocating the remediation equipment currently located on the property up to a maximum of $5,000.

     In 1989, the partnership replaced its gasoline underground storage tanks, which the partnership was informed had been leaking. From November of 1992 through the end of the second quarter of 1997, the partnership has spent approximately $236,279 on efforts to remediate the soil contamination by gasoline and other hydrocarbons which is alleged to have occurred from operation of the service station. The Company has hired consultants and engineers and is following their recommendations to remediate the property as required by Utah law and regulations.

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

     On or about June 16, 1995, Mrs. Benecia Goka filed a suit against Tonaquint, Inc., a wholly owned subsidiary of the Company, captioned Benecia Goka vs. Tonaquint, Inc., in the Fifth Judicial District Court Washington County, State of Utah. Mrs. Goka claimed that Tonaquint, Inc. failed to transfer good and marketable title to Lots 7 and 8 of Williamsburg West-Heritage Village Subdivision, as required by the land purchase agreement between Mrs. Goka and Tonaquint, Inc. and sought specific performance. On February 20, 1997, Tonaquint, Inc. settled the lawsuit with Mrs. Goka by paying Mrs. Goka Seventy-Two Thousand Five Hundred Dollars ($72,500). In return for the payment, Mrs. Goka relinquished her interest in Lots 7 and 8, transferred the Lots to Tonaquint, Inc., and signed a release, releasing Tonaquint, Inc., from any liability with regard to the sale of Lots 7 and 8.

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

     On May 17, 1996, a shareholders derivative suit captioned as Mark Technologies Corp., et al. vs. Utah Resources International, Inc. et al., was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action"). Mark G. Jones, a director of the Company, is the controlling shareholder of Mark Technologies Corporation. The Second State Action, included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent. Furthermore, plaintiff wished to have the sale of the 51% interest to IMCC voted on by the shareholders of the Company.

     On or about June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John
H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd, and E. Jay Sheen (the "Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement as hereinafter defined. A copy of the Morgan Settlement Agreement is attached as Exhibit 10.37 to the Company's Form 10-KSB for Fiscal Year End 1995. The 1993 Settlement Agreement was the result of the settlement of a shareholders' derivative action captioned as Ernest Muth, et al. vs. John
H. Morgan, Jr. et al., which was filed as Civil Number C-87-1632 in the Third Judicial District Court of Salt Lake County, Utah (the "First State Action"), where plaintiffs therein alleged, among other things, that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement in the First State Action was entered on April 6, 1993 (the "1993 Settlement Agreement"). On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John
H. Morgan, Jr., and Daisy R. Morgan, directors of the Company, to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement entered by Judge Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr., Daisy R. Morgan, and Mark G. Jones and others (the "Order to Show Cause"). The second settlement agreement was by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark

Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties, among other things, agreed to dismiss the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement and to settle certain other litigation. A copy of the 1996 Settlement Agreement is attached as
Exhibit 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995. For a more detailed description of the Company's legal proceedings, see "PART II
OTHER INFORMATION/Item 1. Legal Proceedings," and copies of the Morgan Settlement Agreement and the 1996 Settlement Agreement which are attached as Exhibits 10.37 and 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995, respectively. In addition, the 1996 Settlement Agreement amended certain provisions of the Letter of Intent including, the elimination of the option that IMCC would cause the Company to initiate a tender offer for its shares and the reduction in the reverse split from 12,500 shares to 1 to 1,000 shares to 1 and an increase in the IMCC payment at closing from 10% of the purchase price to 15% of the purchase price. On or about August 9, 1996, a Motion to Intervene was filed by shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan and Karen J. Morgan (together the "Objectors"). On August 22, 1996, the court denied the Objector's petition. The 1996 Settlement Agreement and the Morgan Settlement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department of Utah, on or about August 23, 1996. The First Federal Action and the Second State Action were dismissed with prejudice on August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

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

     In February, 1997, the Company filed a Schedule 13e-3 and a Preliminary Proxy Statement with the Securities and Exchange Commission. The Preliminary Proxy Statement relates to a solicitation of proxies by the Company to be used at the annual meeting of shareholders of the Company to consider and vote upon:
(i) a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding stock on the basis that each 1,000 shares of common stock then outstanding will be converted into one share, at $3.35 per share pre-reverse-split price, with fractional shareholders given the option to either receive cash in lieu of their resulting fractional share or purchase additional fractional shares at $3.35 per share to round up to one whole share following the reverse split; (ii) the election of directors;
iii) an
amendment to the by-laws changing the annual meeting date; (iv) certain proposals submitted by Mark G. Jones on behalf of Mark Technologies Corporation, and other matters. The SEC reviewed the Schedule 13e-3 and the Preliminary Proxy Statement, and sent its comment letter to the Company dated March 28, 1997. The Company has since responded to the March 28, 1997 SEC comment letter with a response letter and a revised Schedule 13e-3 and Preliminary Proxy Statement, which documents were filed with the SEC on June 5, 1997. On June 27, 1997 the SEC sent the Company a second comment letter. The Company is currently in the process of preparing its response to the SEC.

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



                                Utah Resources International, Inc.



Date:  8-14-97                  /s/ John Fife
     --------------             ----------------------------------
                                John Fife, President and CEO


Date:  8-14-97                  /s/ Ladd Worth Eldredge
     --------------             ----------------------------------
                                Ladd Worth Eldredge, Chief Financial
                                Officer