Form 10QSB/A
period 1997-03-31
UTAH RESOURCES INTERNATIONAL INC
filed 1997-09-22
CIK 353793

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB/A


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

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            FOR THE DATES INDICATED




                                                                             QUARTER
                                                                              ENDED
         ASSETS                                                              3/31/97
         ------                                                              -------
Cash and cash equivalents                                                 $   366,141
Accounts receivable                                                           315,830
Notes receivable                                                              162,157

Property and equipment, net of
  accumulated depreciation and
  amortization of  $44,047.28                                                  25,779

Real estate held for resale                                                   949,057
Royalty interest in petroleum and mineral
  production, net of amortization of                                            4,991
Other assets                                                                  103,281

                          TOTAL ASSETS                                      1,927,236


                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

Accounts payable                                                          $   499,984
Accrued expenses                                                              324,703
Earnest money deposits                                                         36,000
Notes payable                                                                 289,281

                 TOTAL LIABILITIES                                          1,149,968

Minority interest                                                             110,903

Commitment and contingencies

      5,000,000 shares authorized,
    2,522,808 shares issued and outstanding                                   252,281
Additional paid-in capital                                                  4,431,232
Note Receivable from Stock Sale                                            -3,633,159
Retained earnings                                                            -383,989

         TOTAL STOCKHOLDERS' EQUITY                                           666,365

         TOTAL STOCKHOLDERS' EQUITY & LIABILITIES                           1,927,236



                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                              QUARTER          QUARTER
                                                                               ENDED            ENDED
                                                                              3/31/97          3/31/96
                                                                              --------         -------
Sales                                                                     $    87,543           35,121

Cost of sales                                                                   1,561           10,071

         Gross profit                                                          85,982           25,050

General and administrative                                                    225,560           90,822

         Income from operations                                              -139,578          -65,772

Other income (expense):
    Royalty income                                                             68,573           27,796
    Interest and dividend income                                                7,870                0
    Interest expense                                                              -97          -29,570

         Total other income (expense)                                          76,346           -1,774

Income (loss) before minority interest and
  provision for income taxes                                                 - 63,232          -67,546

Minority interest in net loss of subsidiaries                                                     332

Income (loss) before provision for income taxes                               -63,232          -67,214

Income tax (provision) benefit                                                                  22,850

Income (loss) from continuing operations                                      -63,232          -44,364

Discontinued operations:
    Income (loss) from discontinued operations                                      0          132,140
    Income from disposal of discontinued
       operations                                                                   0          -91,838

         Total discontinued operations                                              0           40,302

Net income (loss)                                                             -63,232           -4,062

Weighted Average Shares
Outstanding                                                                 2,522,808        1,284,027

Earnings (loss) per share                                                      -0.025             0.00



                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                           FOR THE DATES INDICATED
                                                                              QUARTER          QUARTER
                                                                               ENDED            ENDED
                                                                              3/31/97          3/31/96
                                                                              -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $    -63,232           -4,062
    Less income from discontinued operations                                        0         -132,140
    Add loss from disposition of discontinued operation                             0           91,838
    Adjustments to reconcile net income (loss) to net cash
    (used in) operating activities:
         Depreciation and amortization                                          1,476            2,300
         Minority interest in net (income)
           of subsidiaries                                                                        -332
         (Increase) decrease in:
            Accounts receivable                                               -53,162          -35,447
            Real estate held for resale                                       -72,969          113,286
            Refundable income taxes                                                             -2,150
         (Decrease) increase in:
            Account Payable
                                                                              247,520         -146,309
            Accrued expenses                                                 -221,367          -46,078

            Net cash used in continuing operations                           -161,734         -159,094
            Net cash provided by discontinued operations                                        41,007
                                                                                                     -
                     NET CASH (USED IN) OPERATING ACTIVITIES                 -161,734         -118,087

Cash flows from investing activities:

    Purchase of property and equipment                                           -399             -791
    Payments on notes receivable                                              -21,485            3,531
    Increase (decrease) in minority interest
    Decrease (increase) in other assets                                        33,730

                     NET CASH (USED IN) INVESTING ACTIVITIES                   11,846            2,740

    Cash flows from financing activities:
         Proceeds from notes payable
         Payments on notes payable                                             -1,829           -2,268

                     NET CASH (USED IN) INVESTING ACTIVITIES                   -1,829           -2,268

Increase in cash                                                             -151,717         -117,615

Cash and cash equivalents, beginning of year (period)                         517,858          765,831

Cash and cash equivalents, end of year (period)                               366,141          648,216



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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         RESULTS OF OPERATIONS

         The Company had land sales during the three month period ended
March 31, 1997 in the amount of $87,543 as compared with land sales of $35,121 for the three month period ended March 31, 1996. Interest income was $9,237 during the first quarter of 1997 as compared to zero in 1996 due to the fact that the Company held more money in interest bearing accounts. Income on royalties from production under oil and gas and mineral leases amounted to $68,573 for the three month period ended March 31, 1997 as compared to $27,296 for the three month period ended March 31, 1996. The increase in royalties income is due almost entirely to an increase in production and less significantly to an increase in oil and gas prices during this period due to price fluctuations.



         Cost of land sold decreased from $10,071 in 1996 to $1,561 in 1997.


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


         From January, 1995, through July, 1996, litigation expenses imposed a significant drain on the Company's liquidity. The litigation which occasioned such expenses has been terminated by settlement, and management expects future legal litigation fees will decrease dramatically. For a more detailed description of the Company's litigation, see "ITEM 1 LEGAL PROCEEDINGS."



        General and administrative expenses increased substantially from 1996 to 1997. For the first quarter, general and administrative expenses rose from $90,822 in 1996 to $225,560 in 1997. A significant portion of such expesenses were legal fees and expenses incurred on behalf of the Company. This increase is due to the fact that from July 3, 1996 to the present, the Company has been engaged in activities to: (i) bring the Company into compliance with various state and federal securities laws; and (ii) perform a 1,000 to 1 reverse stock split at $3.35 per share, as required by the 1996 Settlement Agreement, see "Item 1 LEGAL PROCEEDINGS", and (iii) take the Company to a non-Securities and Exchange Commission ("SEC") reporting status. In order to bring the Company into SEC reporting compliance, the Company filed its; (1) 1995 Form 10-KSB with the SEC on January 8, 1997, (2) Form 10-QSB for the first, second and third quarters of 1996 on January 22, 1997, (3) 1996 Form 10-KSB on May 28, 1997, and
(4) first quarter 10-QSB on June 5, 1997. With respect to the reverse stock split, the Company filed its Schedule 13e-3 and Preliminary Proxy Statement with the SEC in February of this year. The Company has responded to an SEC comment letter dated March 28, 1997 and is currently responding to a second SEC comment letter dated June 27, 1997. These activities have imposed a significant drain on the Company's resources. The Company anticipates that once the reverse stock split is completed and the Company ceases to be an SEC reporting Company, the Company's future legal fees will decrease significantly.



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



                                        Utah Resources International, Inc.



Date: 9-19-97                           /s/ John Fife
      -------                           ------------------------------
                                        John Fife, President and CEO


Date: 9-19-97                           /s/ Ladd W. Eldredge
      -------                           ------------------------------
                                        Ladd Worth Eldredge, Chief Financial
                                        Officer