Form 10QSB/A
period 1997-06-30
UTAH RESOURCES INTERNATIONAL INC
filed 1997-09-22
CIK 353793

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

     Transitional Small Business Disclosure Format (check one):

Yes           No   X
    -----        -----

                                   PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements


                                              UTAH RESOURCES INTERNATIONAL, INC.
                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                              JUNE 30, 1997
                                                              -------------
       ASSETS



Cash and cash equivalents                                      $   392,404
Accounts receivable                                                297,070
Notes receivable                                                   268,691

Property and equipment, net of accumulated depreciation and
  amortization of $44,686.25                                        25,140

Real estate held for resale                                        830,755
Royalty interest in petroleum and mineral production, net of
  amortization of 46,055.45                                          4,155
Other assets                                                        12,382
                                                               -----------

       Total assets                                            $ 1,830,597
                                                               ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $   405,592
Accrued expenses                                                   284,485
Earnest money deposits                                              36,000
Notes payable                                                      287,838
                                                               -----------

       Total liabilities                                         1,013,915

Minority interest                                                  110,904

Commitment and contingencies                                             -

5,000,000 shares authorized, 2,522,808 shares issued
  and outstanding                                                  252,281
Additional paid-in capital                                       4,431,232
Note receivable from stock sale                                 (3,633,159)
Retained earnings                                                 (344,576)
                                                               -----------

       Total stockholders' equity                                  705,778
                                                               -----------

Total stockholders' equity and liabilities                     $ 1,830,597
                                                               ===========



                                              UTAH RESOURCES INTERNATIONAL, INC.
                                                      CONSOLIDATED BALANCE SHEET

                                                       FOR THE PERIODS INDICATED
--------------------------------------------------------------------------------








                                                         SIX MONTHS     SIX MONTHS
                                                           ENDED          ENDED
                                                         JUNE 1997      JUNE 1996
                                                        --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                            $  (23,818)     $  (19,010)
  Less income from discontinued operations                       -        (132,140)
  Add loss from disposition of discontinued operations                      93,694
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
    Depreciation and amortization                            1,673           4,600
    Minority interest in net (income) of subsidiaries            -          (1,048)
    (Increase) decrease in:
       Accounts receivable                                 (34,402)        (35,447)
       Real estate held for resale                          45,333         199,688
       Refundable income taxes                                   -          (9,800)
    (Decrease) increase in:
       Accounts payable                                    153,128        (229,020)
       Accrued expenses                                   (261,585)        (50,645)
                                                        --------------------------

         Net cash used in continuing operations           (119,671)       (179,128)
         Net cash provided by discontinued operations            -          39,151
                                                        --------------------------

         Net cash (used in) operating activities          (119,671)       (139,977)
                                                        --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           879            (976)
  Payments on notes receivable                            (128,019)         14,269
  Increase (decrease) in minority interest                       -               -
  Decrease (increase) in other assets                      124,629               -
                                                        --------------------------

         Net cash (used in) investing activities            (2,511)         13,293
                                                        --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    -               -
  Payments on notes payable                                 (3,272)       (406,964)
                                                        --------------------------

         Net cash (used in) financing activities            (3,272)       (406,964)
                                                        --------------------------

Increase in cash                                          (125,454)       (533,648)

Cash and cash equivalents, beginning of period             517,858         765,831
                                                        --------------------------

Cash and cash equivalents, end of period                $  392,404      $  232,183
                                                        ==========================



                                              UTAH RESOURCES INTERNATIONAL, INC.
                                            CONSOLIDATED STATEMENT OF OPERATIONS

                                                       FOR THE PERIODS INDICATED
--------------------------------------------------------------------------------




                                       THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                          ENDED          ENDED         ENDED        ENDED
                                         6/30/97        6/30/96       6/30/97      6/30/96
                                       ----------------------------------------------------

Sales                                  $  429,523    $  142,949    $  517,066    $  178,070

Cost of sales                             203,448        50,215       205,009        60,286
                                       ----------------------------------------------------

    Gross profit                          226,075        92,734       312,057       117,784

General and administrative                231,314       147,280       456,874       238,102
                                       ----------------------------------------------------

    Income from operations                 (5,239)      (54,546)     (144,817)     (120,318)
                                       ----------------------------------------------------

Other income (expense):
  Royalty income                           37,703        47,104       106,276        74,900
  Interest income (expense)                 6,950       (13,116)       14,723       (42,686)
                                       ----------------------------------------------------

    Total other income (expense)           44,653        33,988       120,999        32,214
                                       ----------------------------------------------------

Income (loss) before minority interest
  and provision for income taxes           39,414       (20,558)      (23,818)      (88,104)

Minority interest in net income of
  subsidiaries                                  -           716             -         1,048
                                       ----------------------------------------------------

Income (loss) before provision for
  income taxes                             39,414       (19,842)      (23,818)      (87,056)

Income tax (provision) benefit                  -         6,750             -        29,600
                                       ----------------------------------------------------

Income (loss) from continuing
  operations                               39,414       (13,092)      (23,818)      (57,456)

Discontinued operations:
  Income (loss) from discontinued
    operations                                  -             -             -       132,140
  Income from disposal of
    discontinued operations                     -        (1,856)            -       (93,694)
                                       ----------------------------------------------------

    Total discontinued operations               -        (1,856)            -        38,446
                                       ----------------------------------------------------

Net income (loss)                      $   39,414    $  (14,948)   $  (23,818)   $  (19,010)
                                       ====================================================

Weighted average shares outstanding     2,522,808     1,851,198     2,522,808     1,851,198
                                       ====================================================

Earnings (loss) per share                   0.016        (0.010)       (0.009)       (0.010)
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