Form 10QSB/A
period 1997-06-30
UTAH RESOURCES INTERNATIONAL INC
filed 1997-10-29
CIK 353793

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                               AMENDMENT No. 2
                                      TO
                                 FORM 10-QSB

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

(2) Net income (loss) per common share is based on the weighted average number of shares outstanding during the period.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     RESULTS OF OPERATIONS

     The Company had land sales of $429,523 for the quarter ended June 30, 1997, as compared with land sales of $142,949 for the quarter ended June 30, 1996. The Company had land sales of $517,066 for the six months period ended June 30, 1997, as compared with land sales of $178,070, for the six months period ended June 30, 1996. There was interest income in the amount of $14,723 during the first six months of 1997, as compared with an expense of $42,686 for the same period in 1996, which represents, in part, payments due under the Martinson Note, which note was paid in full in 1996. Income on royalties from production under oil and gas and mineral leases amounted to $37,703 for the quarter ended June 30, 1997, which was down from $47,104 for the quarter ended June 30, 1996. However, the income on royalties from production under oil and gas and mineral leases for the six months period ended June 30, 1997, is $106,276, which is an increase over the $74,900 which was earned over the same period in 1996.



     Cost of land sold in the second quarter increased from $50,215 in 1996 to $203,448 in 1997. For the six months period ending June 30, cost of land sold rose from $60,286 in 1996 to $205,009 in 1997.


     LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements of the Company are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note, as discussed below and as described herein under Item 5. Other Information/Stock Purchase Agreement - July 3, 1996. The ratio of assets to liabilities at June 30, 1997 was approximately 1.805 to 1. The Company's assets as of June 30, 1997 were valued at $1,830,597, as against liabilities of $1,013,915.

     The Company presently anticipates that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.


     General and administrative expenses increased substantially from 1996 to 1997. For the second quarter, general and administrative expenses rose from $147,280 in 1996 to $231,314 in 1997. Furthermore, for the six months period ended June 30, general and administrative expenses increased from $238,102 in 1996 to $456,874 in 1997. A significant portion of such expenses were legal fees and expenses incurred on behalf of the Company. This increase is due to the fact that from July 3, 1996 to the present, the Company has been engaged in activities to: (i) bring the Company into compliance with various state and federal securities laws; and (ii) perform a 1,000 to 1 reverse stock split at $3.35 per share, as required by the 1996 Settlement Agreement, see "Item 1 LEGAL PROCEEDINGS", and (iii) take the Company to a non-Securities and Exchange Commission ("SEC") reporting status. In order to bring the Company into SEC reporting compliance, the Company filed its; (1) 1995 Form 10-KSB with the SEC on January 8, 1997, (2) Form 10-KSB for the first, second and third quarters of 1996 on January 22, 1997, (3) 1996 Form on May 28, 1997, and (4) first quarter 10-KSB on June 5, 1997. With respect to the reverse stock split, in February, 1997, the Company filed a Schedule 13e-3 and a Preliminary Proxy Statement with the Securities and Exchange Commission. The Schedule 13e-3 and Preliminary Proxy Statement related to a solicitation of proxies by the Company to be used at an anticipated annual meeting of shareholders of the Company to consider and vote upon: (i) a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding stock on the basis that each 1,000 shares of common stock then outstanding will be converted into one share, at 3.35 per share pre-reverse split price, with fractional shareholders given the option to either receive cash in lieu of their resulting fractional share or purchase additional fractional shares at $3.35 per share to round up to one whole share following the reverse split; (ii) the election of directors (iii) an amendment to the by-laws changing the annual meeting date
(iv) certain proposals submitted by Mark G. Jones on behalf of Mark Technologies Corporation, and other matters. The SEC reviewed the Schedule 13e-3 and the Preliminary Proxy Statement, and sent its comment letter to the Company dated March 28, 1997. The Company has since responded to the March 28, 1997 SEC comment letter with a response letter and a revised Schedule 13e-3 and Preliminary Proxy Statement, which documents were filed with the SEC on June 5, 1997. On June 27, 1997 the SEC sent the Company a second comment letter. The second comment letter included issues which were raised with respect to the Company's 1996 Form 10-KSB. While the Company was preparing its response to the SEC's June 27, 1997 comment letter, the Company's management considered whether the Company should hold an annual meeting for its shareholders pending the SEC's review of the Schedule 13e-3 and Preliminary Proxy Statement. The Company's management considered the fact that the Company had not held an annual meeting since January, 1995. At the regular meeting of the directors held October 15, 1997, the Company's Chairman proposed and the Company's directors agreed to hold an annual meeting December 11, 1997. The Company plans to submit the next revision of the Schedule 13e-3 and Preliminary Proxy Statement as the subject of a special meeting. The annual meeting will be held for the purpose of electing directors, and the special meeting will be held to consider and vote upon items (i), (iii), and (iv) of the Schedule 13e-3 and Preliminary Proxy Statement described above. The Company has responded to the SEC's comments with respect to the Company's 1996 Form 10-KSB, by letter which was accompanied by a proposed amended 1996 Form 10-KSB, dated October 16, 1997. The Company is currently in the process of preparing its response to the remaining issues raised by the SEC. Once the Company obtains a favorable response from the SEC regarding the 1996 Form 10-KSB, the Company plans to take the steps necessary to hold an annual meeting of the shareholders for the purpose of electing directors. Once the SEC has completed its review of the
Schedule 13e-3 and Preliminary Proxy Statement and any other SEC required documents, the Company anticipates holding a special meeting of the shareholders to vote on the matters described in the Schedule 13e-3 and Preliminary Proxy Statement. These activities have imposed a significant drain on the Company's resources. The Company anticipates that once the reverse stock split is completed and the Company ceases to be an SEC reporting Company, the Company's future legal fees will decrease significantly.

     The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. During the second quarter of 1997, $6,450 was expended toward this clean-up operation and approximately $48,288 has been expended by the Company from January 1, 1997 to date.

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

     SERVICE STATION PARTNERSHIP

     The Company, effective April 30, 1993, discontinued operations of the Service Station Limited Partnership #2 other than the environmental remediation described below, and the operations up to that date are included in discontinued operations on the Company's financial statements. The Company, together with Tonaquint, owned as of December 31, 1996, partnership interests representing an approximate 79% interest in the Service Station Limited Partnership #2, a Utah limited partnership organized to build and operate a service station/mini-grocery store adjacent to the St. George Hilton Inn in St. George, Utah. In a transaction coincident with the sale of the St. George Hilton Inn, the partnership entered into a put/call option contract with St. George Inn, L.C., dated May 21, 1993. Under the terms of the option contract, St. George Inn, L.C. granted the partnership a one-year put option to require St. George Inn, L.C. to purchase the service station for $200,000 in cash, subject only to the requirement that the partnership complete the environmental clean-up of the site prior to exercising the option and a simultaneous call option granting St. George Inn, L.C. a two year option to purchase the site for $200,000 in cash whether or not the environmental remediation had occurred.
The clean-up had not been completed by May 15, 1994, when the partnership's put option expired. Further, the environmental remediation had not been completed by May 15, 1995 when the two year option to St. George, L.C. had expired. St. George Inn, L.C. claimed that the option was extended by the partnership and that the partnership had not completed its remediation operations. In settlement of the option dispute with St. George Inn. L.C., on April 15, 1997, the Service Station Limited Partnership #2 transferred the service station property to St. George Inn, L.C. for $200,000, less normal and customary closing costs. In connection with the closing, St. George Inn, L.C. granted an easement to the partnership for purposes of allowing the partnership to continue the environmental aeromedicine of the service station property. Among other things, the easement provides that if requested by the owner of the service station property the partnership will pay one-half of the costs of relocating the remediation equipment currently located on the property up to a maximum of $5,000.

     In 1989, the partnership replaced its gasoline underground storage tanks, which the partnership was informed had been leaking. From November of 1992 through October 31, 1997, the partnership anticipates spending approximately $273,543 on efforts to remediate the soil contamination by gasoline and other hydrocarbons which is alleged to have occurred from operation of the service station. The Company has hired consultants and engineers and is following their recommendations to remediate the property as required by Utah law and regulations.

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

     In February, 1997, the Company filed a Schedule 13e-3 and a Preliminary Proxy Statement with the Securities and Exchange Commission. The Preliminary Proxy Statement filed in February related to a solicitation of proxies by the Company to be used at an anticipated annual meeting of shareholders of the Company to consider and vote upon: (i) a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding stock on the basis that each 1,000 shares of common stock then outstanding will be converted into one share, at $3.35 per share pre-reverse-split price, with fractional shareholders given the option to either receive cash in lieu of their resulting fractional share or purchase additional fractional shares at $3.35 per share to round up to one whole share following the reverse split; (ii) the election of directors; (iii) an amendment to the by-laws changing the annual meeting date; (iv) certain proposals submitted by Mark G. Jones on behalf of Mark Technologies Corporation, and other matters. The SEC reviewed the Schedule 13e-3 and the Preliminary Proxy Statement, and sent its' comment letter to the Company dated March 28, 1997. The Company has since responded to the March 28, 1997 SEC comment letter with a response letter and a revised Schedule 13e-3 and Preliminary Proxy Statement, which documents were filed with the SEC on June 5, 1997. On June 27, 1997 the SEC sent the Company a second comment letter. The second comment letter included issues which were raised with respect to the Company's 1996 Form 10-KSB. While the Company was preparing its response to the SEC's June 27, 1997 comment letter, the Company's management considered whether the Company should hold an annual meeting for its shareholders pending the SEC's review of the Schedule 13e-3 and Preliminary Proxy Statement. The Company's management considered the fact that the Company had not held an annual meeting since January, 1995. At the regular meeting of the directors held October 15, 1997, the Company's Chairman proposed and the Company's directors agreed to hold an annual meeting December 11, 1997. The Company plans to submit the next revision of the Schedule 13e-3 and Preliminary Proxy Statement as the subject of a special meeting. The annual meeting will be held for the purpose of electing directors, and the special meeting will be held to consider and vote upon items (i), (iii) and (iv) of the Schedule 13e-3 and Preliminary Proxy Statement described above. The Company has responded to the SEC's comments with respect to the Company's 1996 Form 10-KSB, by letter dated October 16, 1997, which was accompanied by an amended 1996 Form 10-KSB. The Company is currently in the process of preparing its response to the remaining
issues raised in the SEC's June 27, 1997 comment letter.   Once the Company
obtains a favorable response from the SEC regarding the 1996 Form 10-KSB, the Company plans to take the steps necessary to hold an annual meeting of the shareholders for the purpose of electing directors. Once the SEC has completed its review of the Schedule 13e-3 and Preliminary Proxy Statement and any other SEC required documents, the Company anticipates holding the special meeting of the shareholders to vote on the matters described in the Schedule 13e-3 and Preliminary Proxy Statement.


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



                                Utah Resources International, Inc.



Date:  10-29-97                  /s/ John Fife
     --------------             ----------------------------------
                                John Fife, President and CEO


Date:  10-29-97                  /s/ Ladd Worth Eldredge
     --------------             ----------------------------------
                                Ladd Worth Eldredge, Chief Financial
                                Officer