Form 10KSB/A
period 1995-12-13
UTAH RESOURCES INTERNATIONAL INC
filed 1997-11-12
CIK 353793

                              AMENDMENT NO. 2 TO
                                  FORM 10-KSB

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

         The number of shares of Common Stock, $.10 par value, outstanding on October 8, 1996 was 2,522,808 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         PART OF FORM 10-KSB                      DOCUMENT
         -------------------                      --------

                 PART I                             None

                 PART II                            None

                 PART III
                      Item 13 - Exhibits and        Exhibits as specified in
                      Reports on Form 8-K           Item 13 of this Report



         Attached as amendment number 2 to this Form 10-KSB, is: (1) a revised text of the Form 10-KSB; (2) revised financial statements; and (3) the inclusion of the Financial Data Schedule, which was the subject of amendment number 1 to this Form 10-KSB. The first two revisions were made pursuant to comments from the SEC. Specifically, revisions were made to "ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" to explain the reasons that the Company sold a 50.5% controlling interest in the July 3, 1996 transaction. Revisions were also made to "ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS": (i) to discuss how the $3.35 per share valuation was determined and whether or not that was fair value; (ii) if the $3.35 was fair value, describe the basis for the conclusion that the $3.35 was fair value and include disclosure of the value assigned to real estate held for sale and to the royalty interests. Finally, revisions were made to the 1994 and 1995 INDEPENDENT AUDITORS' REPORTS (pages F-1 and F-18 respectively) to identify the auditor, to reflect the signatures on such reports and the city and state where such reports were issued.

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

STOCK PURCHASE AGREEMENT - JULY 3, 1996



         Subsequent to the period covered by this report, on April 5, 1996, Inter-Mountain Capital Corporation, a Delaware corporation wholly owned by John Fife ("IMCC"), entered into a Letter of Intent with the Company (the "Letter of Intent"), whereby IMCC agreed, if certain conditions were met, to purchase a 51% interest in the Company at a purchase price of $3.35 per share. One of the conditions for consummating the transaction contemplated by the Letter of Intent was the spinoff of Midwest Railroad Construction and Maintenance Corporation ("Midwest"). Pursuant to the Letter of Intent, IMCC agreed to pay 10% of the purchase price at closing with the remaining 90% owing to be evidenced by a five year promissory note. The Letter of Intent also provided that the Company grant IMCC a ten year option to purchase an additional 150,000 or more shares of URI's stock, so that IMCC, at all times would have the right to own a 51% interest in the Company. The Letter of Intent also provided that subsequent to the closing and subject to financing and other conditions, the Company would cause either a: (i) 12,500 to 1 share reverse split of the Company's stock, at $3.35 per share, with fractional shareholders given the option to round-up and maintain their shareholder status; or (ii) tender offer for its shares at $3.35 per share subject to certain payment options. Under
the   terms of the Letter of Intent, the Company agreed to indemnify IMCC and its shareholders and directors from and against any liability to the Company's shareholders, officers and/or directors arising out of IMCC's negotiation, execution and/or consummation of the Letter of Intent, the Stock Purchase Agreement and the transactions contemplated by the Letter of Intent. Furthermore, IMCC agreed to take all actions necessary to cause the Company to honor the Company's obligations to indemnify its officers and directors to the fullest extent permitted by law, including, but not limited to, the advancement of their legal fees and costs in connection with all present and future litigation involving them in their capacities as officers and directors of the Company. The Company entered into the Letter of Intent on April 5, 1996. On April 16, 1996, IMCC filed its Schedule 13D informing the company's shareholders of its intent to engage in the two step transaction consisting of the acquisition of a majority interest and conducting a reverse stock split or a tender offer. It also gave notice of IMCC's intent to cause a class of securities of the Company to be delisted from a national securities exchange or cause a class of securities to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934. In order to obtain a copy of the Letter of Intent and for a more detailed description of the terms of the Letter of Intent, see Schedule 13D filed by IMCC with the SEC on April 16, 1996. The Company entered into the Letter of Intent over the objections of Mark Jones and Jenny Morgan, being two directors of the Company.





         On May 17, 1996, Mark G. Jones, a shareholder and director of the Company and controlling shareholder of Mark Technologies Corporation, brought a shareholders derivative suit captioned as MARK TECHNOLOGIES CORP., ET AL. V. UTAH RESOURCES INTERNATIONAL, INC. ET AL., which was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action") against the Company, E. Jay Sheen, R. Dee Erickson and Lyle Hurd, directors of the Company and IMCC. Mark G. Jones, a director of the Company, is the controlling shareholder of Mark Technologies Corporation. The Second State Action, included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent.

         On or about June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John
H. Morgan, Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd, and E. Jay Sheen (the "Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. A copy of the Morgan Settlement Agreement is attached as Exhibit
10.37. The "1993 Settlement Agreement" was the result of the settlement of a shareholders' derivative action captioned as ERNEST MUTH, ET AL. V. JOHN H. MORGAN, JR. ET AL., which was filed as Civil Number C-87-1632 in the Third Judicial District Court of Salt Lake County, Utah (the "First State Action"), where plaintiffs therein alleged, among other things, that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement in the First State Action was entered on April 6, 1993 (the "1993 Settlement Agreement"). On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John
H. Morgan and Daisy R. Morgan, directors of the Company, to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement entered by Judge Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr., Daisy R. Morgan, and Mark G. Jones and others (the "Order to Show Cause"). The second settlement agreement was by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement), whereby the parties, among other things, agreed to dismiss the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement and to settle certain other litigation. A copy of the 1996 Settlement Agreement is attached as Exhibit 10.38. For a more detailed description of the Company's legal proceedings, see "Item 3. Legal Proceedings," and copies of the Morgan Settlement Agreement and the 1996 Settlement Agreement which are attached hereto as Exhibits 10.37 and 10.38 respectively. In addition, the 1996 Settlement Agreement amended certain provisions of the Letter of Intent including, the elimination of the option that IMCC would cause the Company to initiate a tender offer for its shares and the reduction in the reverse split from 12,500 shares to 1 to 1,000 shares to 1 and an increase in the IMCC payment at closing from 10% of the purchase price to 15%. On or about August 9, 1996, a Motion to Intervene was filed by shareholders Jenny T. Morgan, Gerard E. Morgan, John C. Morgan (together the "Objectors"). On August 23, 1996, the court denied the Objector's petition. The 1996 Settlement Agreement and the Morgan Settlement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department of Utah, on or about August 23, 1996. The First Federal Action and the Second State Action were dismissed with prejudice on August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

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

SHARE EXCHANGE AGREEMENT

         On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock following the transaction, in return for receipt of all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange and Share Exchange Agreement, dated February 16, 1995 by and among the Company, Midwest, Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"). The Share Exchange Agreement was approved by a 3-2 vote of the Board. Directors John H. Morgan, Jr. and Daisy R. Morgan voted against the Share Exchange Agreement. All of the common stock of Midwest was owned by RD Wolff and JJ Wolff. The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to: (i) indemnify Midwest and the Wolffs from any liability to the Company's shareholders, its officers or directors, whether brought directly by the person or in a derivative capacity arising from Midwest's or the Wolffs' negotiation, execution, or consummation of the Share Exchange Agreement; (ii) execute a three year employment agreement between RD Wolff and the Company, whereby RD Wolff would act as the President of Midwest; (iii) apply for a listing of its stock on the NASDAQ; and (iv) lend Midwest, in the form of a line of credit, a sum not to exceed $250,000, with the first draw available after February 15, 1995, evidenced by a promissory note in standard form, bearing an interest rate of 1% over the posted prime lending rate at First Security Bank of Utah, N.A., as of February 15, 1995, and adjusted each three months thereafter. Prior to closing of the Share Exchange Agreement, Midwest borrowed a total of $100,000 against the line of credit. Pursuant to the terms and conditions of the Share Exchange Agreement, the line of credit from the Company became subordinate to Midwest's existing credit line of $350,000. The line of credit was secured by the assets and equipment of Midwest. The Company entered into an employment agreement with RD Wolff, dated as of June 13, 1995 (the "Wolff Employment

Agreement"), and an operating agreement between Midwest and RD Wolff, dated as of June 13, 1995 (the "Operating Agreement"). Pursuant to the Wolff Employment Agreement, RD Wolff was to serve as CEO of the Company and Midwest, and RD Wolff was to receive $125,000 per year in compensation during the term of the Wolff Employment Agreement. Furthermore, during the first five quarters of the Wolff Employment Agreement, beginning July 1, 1995, RD Wolff was to receive $25,000 in additional compensation per quarter. In addition to his base salary, RD Wolff was to receive an annual bonus computed on the after tax net earnings of Midwest, as follows: (a) 5% of the first $200,000 in net earnings of Midwest, (b) 7% of the net $200,000, and (c) 10% of all amounts over the first $400,000 in net earnings of Midwest. RD Wolff was also entitled to participate in the Company's health and benefit plans. Pursuant to the terms of the Operating Agreement and for services performed in connection with the consummation of the Share Exchange Agreement, the Company paid to each of R. Dee Erickson and E. Jay Sheen, both of whom were directors of the Company at the time of the execution of the Share Exchange Agreement, as compensation, 38,000 shares each of the Company's Common Stock and $104,000 in cash. For a more detailed description of the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement and for copies of the above listed agreements see Form 8-K filed on behalf of the Company on July 20, 1995.

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


         On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock, for all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange and Share Exchange Agreement, dated February 16, 1995 by and among the Company, Midwest, Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"). All of the common stock of Midwest was owned by RD Wolff and JJ Wolff. The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.
Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Through the remainder of 1995 and through April 25, 1996, Midwest and URI conducted the above activities. On April 25, 1996, Midwest and URI entered into a Splitoff Agreement, whereby, among other things, the Share Exchange Agreement was rescinded. For 1995 reporting purposes, Midwest's operations are classified as discontinued operations, with a net income of approximately $93,000 from operations and a net loss on disposal of discontinued items of approximately $684,000 to the Company. For a more detailed description of Midwest and the Splitoff Agreement see, "ITEM 3 LEGAL PROCEEDINGS."

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

EMPLOYEES


         In 1995, the Company employed two full-time employees and six part-time employees. Currently, the Company employs two full-time employees and no part-time employees. Pursuant to the Stock Purchase Agreement, the Company and John Fife have agreed to enter into an employment agreement which would provide for, among other things, (i) the employment of Mr. Fife as President, CEO, Chairman of the Board of the Company and (ii) compensation to be paid to Mr. Fife of no more than $200,000 for any year during the employment period.

At this time no employment agreement has been entered into with Mr. Fife. The Company's Board, in a 3-2 vote passed a resolution delaying the negotiation of the terms of the John Fife employment agreement until after the shareholders vote on the proposed reverse stock split. To date, John Fife has received no compensation from the Company for his services as President. URI and its subsidiary currently employ Gerry Brown on a full-time basis, to act as the Vice President of the Company, where he provides real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. The Company executed and presented Mr. Brown with a three year employment agreement on June 28, 1995, which employment agreement remains unexecuted by Mr. Brown.
Mr. Brown received compensation from the Company during the years 1993, 1994 and 1995, as set forth in the Compensation Table on page 31. Ladd Worth Eldredge is employed by the Company as its Secretary, Treasurer, CFO and office manager. Robert D. Wolff, Gerry Brown and Ladd Worth Eldredge served as employees of the Company in 1995. From June 1995 through April 1996, Robert D. Wolff served as the CEO of the Company, with an annual salary of $125,000 and quarterly bonus of $25,000. Gerry Brown served as President of the Company. Ladd Worth Eldredge was employed as the Company's Secretary, Treasurer, CFO and Office Manager. No employees are party to a collective bargaining agreement with URI.


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



         On April 5, 1996, the Company entered into a letter of intent ("Letter of Intent") with IMCC to sell a controlling interest in the Company to IMCC, at a purchase price equal to $3.35 per share. On May 17, 1996, Mark G. Jones, a shareholder and director of the Company and controlling shareholder of Mark Technologies Corporation, brought a shareholders derivative suit captioned as MARK TECHNOLOGIES CORP. ET AL. V. UTAH RESOURCES INTERNATIONAL, INC., ET AL., which was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action") against the Company, E. Jay Sheen, R. Dee Erickson and Lyle Hurd, directors of the Company, and IMCC. The Second State Action included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent. On June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd and

E. Jay Sheen ("Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. The second settlement agreement was among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties agreed, among other things, to dismiss the First Federal Action, the Order to Show Cause, the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement. On July 19, 1996, the notice of hearing on proposed settlement of the Second State Action, the First State Action and the First Federal Action and the notice of hearing on petition to terminate the 1993 Settlement Agreement was mailed to all the Company's shareholders of record as of June 24, 1996. Among other things, the notice provided that the 1996 Settlement Agreement and the Morgan Settlement Agreement (together the "Settlement Agreements") were to be considered approved by the court on August 12, 1996, and that all objections to the Settlement Agreements had to be presented at that time. On August 9, 1996, shareholders Jenny T. Morgan (a shareholder and director of the Company), Gerard E. Morgan, John C. Morgan and Karen J. Morgan ("Objectors") filed an objection to the hearing and requested that the court continue the settlement approval hearing until after the Company's shareholders vote on the Settlement Agreements and the IMCC Stock Purchase Agreement. In their objections and request for continuance of hearing, the Objectors, among other things, claimed that they had insufficient information with which to evaluate the Stock Purchase Agreement between IMCC and the Company; that they had insufficient information regarding John Fife, the sole shareholder of IMCC, and that they needed additional time and information to evaluate the fairness of the Stock Purchase Agreement, and to have the opportunity to solicit other competitive bids to sell the Company. Further, the Objectors alleged that the Company had failed to provide documentation relating to the Stock Purchase Agreement to them. After considering the Objectors' and the parties' initial arguments, the court granted both the parties and the Objectors an additional seven days, through August 19, 1996, to submit written memoranda in support of their positions. Both the Objectors and the parties submitted written memoranda supporting their positions in regard to the Settlement Agreements and the Stock Purchase Agreement. On or about August 23, 1996 the court in the Second State Action reviewed and considered the 1996 Settlement Agreement, the Stock Purchase Agreement and the 1993 Settlement Agreement, written memoranda submitted by various parties and other comments and objections and ordered that: (1) the notice given pursuant to Rule 23.1 of the applicable rules of civil procedure for the State of Utah was adequate, fair and proper: (2) the procedural and substantive objections of Jenny T. Morgan (a director and shareholder of the Company). Gerald E. Morgan, John C. Morgan and Karen J. Morgan be overruled:
(3) the 1996 Settlement Agreement was fair, adequate and reasonable: (4) the Petition to Terminate the 1993 Settlement Agreement was fair, adequate and reasonable: and (5) the 1996 Settlement Agreement and Petition to Terminate the 1993 Settlement Agreement was approved. As required by the Transaction Agreements, as defined below, the 1996 Settlement Agreement and the Morgan Settlement Agreement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department Utah, on or about August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.


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


         As required by the Stock Purchase Agreement, E. Jay Sheen and R. Dee Erickson submitted their resignations as directors of the Company, effective July 13, 1996. As further required by the Stock Purchase Agreement, John Fife was appointed a director of the Company. David Fife, the brother of John Fife, was also appointed a director of the Company. John Fife and David Fife were appointed as directors of the Company by the Muth Group pursuant to the 1993 Settlement Agreement effective July 13, 1996. As required by the Stock
Purchase Agreement, John Fife was elected President and Chief Executive Officer of the Company in July, 1996, pursuant to a 3-0 vote of the Board (Mark G. Jones and Jenny Morgan were not present to vote). John Fife also serves as Chairman of the Board of the Company pursuant to a 3-2 vote of the Board.


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


        In December, 1995, Mark Technologies Corporation received 201,210 shares of the Company's Common Stock from Morgan Gas & Oil Co., as partial payment of a promissory note. The promissory note was in consideration of the sale to Morgan Gas & Oil Co. from Mark Technologies Corporation of a limited partnership interest in Alta Mesa Wind Partners, a California limited partnership in the wind generated power business. The Company is a shareholder of Morgan Gas & Oil Co. The Company brought a shareholders derivative action in the United States District Court for the District of Utah, Central Division, against Morgan Gas & Oil Co. and its directors and against Mark Jones, Mark Technologies Corporation, Alta Mesa Wind Partners, John H. Morgan, Jr., Daisy
R. Morgan, Sylvia Wunderly, John Wunderly, and Melbourne Romney, III, alleging among other things, that in connection with the sale of Alta Mesa Wind Partners limited partnership interest to Morgan Gas & Oil Co., Mark Jones, Mark Technologies Corporation and Alta Mesa Wind Partners concealed and misrepresented material information to be provided to Morgan Gas & Oil Co. directors and that the Morgan Gas & Oil Co. directors (including John H. Morgan, Jr., Daisy R. Morgan, Sylvia Wunderly, John Wunderly and Melbourne Romney, III) committed a breach of fiduciary duty and a wasting of corporate assets (the "MGO Action"). The Company sought rescission of the sale. Legal counsel advised the Company that due to the releases contained in the 1996 Settlement Agreement, the Company should not continue to pursue the MGO Action against Mark G. Jones, a shareholder and director of the Company and signatory to the 1996 Settlement Agreement and Mark Technologies Corporation, a shareholder of the Company and signatory to the 1996 Settlement Agreement. A majority of the Board of Directors voted to have the suit dismissed without prejudice. Directors Jenny Morgan and Mark G. Jones objected to the dismissal without prejudice and proposed that the MGO Action be dismissed with prejudice. The suit has been dismissed without prejudice, so that other shareholders of Morgan Gas & Oil Co. will not be precluded from seeking relief based upon the same cause of action.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

         ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        The Company's Common Stock is listed on the National Association of Securities Dealers bulletin board system and is traded in the over- the-counter securities through the Automated Quotation System, under the NASDAQ symbol "UTRS". The following table sets forth the quarterly high and low bid prices for 1994 and 1995 and the closing bid prices for 1996 for the Company's Common Stock during the last two fiscal years of the Company, as reported by the National Quotations Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions and have not been adjusted for stock dividends or splits.

                               1996                      1995                        1994

                          LOW        HIGH         LOW          HIGH           LOW           HIGH
                          ---        ----         ---          ----           ---           ----
 1st quarter             $.625      $1.00        $1.25         $4.00         $2.00          $3.00

 2nd quarter              $.75      $1.50        $1.00         $2.00         $1.25          $2.25

 3rd quarter             $.875      $1.00        $1.00         $1.75         $1.00          $1.75

 4th quarter             $.875      $.875        $ .50         $1.00         $1.25          $2.00


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

         STOCK PURCHASE AGREEMENT


         In late 1995 and early 1996, the Board of Directors began investigating potential buyers and soliciting offers to purchase a controlling interest in the Company. The Board of Directors wished to: (i) spin off the Midwest Railroad Construction and Maintenance Corporation of Wyoming, and remove Robert D. Wolff as CEO of the Company, for a more detailed description of the Share Exchange Agreement, the subsequent litigation and the Split-Off Agreement, see the Sections entitled "ITEM 1. DESCRIPTION OF BUSINESS (a) Business Development/Share Exchange Agreement", "ITEM 3, LEGAL PROCEEDINGS", and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION/Discontinued Operations:" (ii) infuse capital into the Company; and
(iii) provide a mechanism whereby the minority shareholders would have the opportunity to receive fair value for their shares. With respect to the Board's third goal, the Company's history of sporadic trading in a narrow margin rendered the shares virtually illiquid and the protracted and costly litigation engulfing the Company consumed corporate assets and the time and attention of the Board of Directors and the management, thereby significantly reducing the Company's profits and distributions. In a ten year period ending January 1995, the Company made only one $.10 distribution in January 1995. John H. Morgan, Jr. and Daisy R. Morgan resigned as directors of the Company in December 1995. Pursuant to the terms of the 1993 Settlement Agreement, John H. Morgan, Jr.
and Daisy R. Morgan exercised their powers of appointment and appointed Jenny
T. Morgan and Mark G. Jones, respectively, to serve as directors in their place. John H. Morgan, Jr. and Daisy R. Morgan were parties to the 1993 Settlement Agreement. The remaining members of the Board of Directors demanded that both Jenny T. Morgan and Mark G. Jones, agree, in writing, to be bound by the terms of the 1993 Settlement Agreement as though they had been made parties to the 1993 Settlement Agreement before commencing their responsibilities as directors of the Company. Mark G. Jones and Jenny T.
Morgan refused to enter into that written agreement until April 1996, at which time they executed a written commitment to be bound by the terms of the 1993 Settlement Agreement and were seated as directors of the Company.


         In addition to pursuing outside buyers for the Company, the Company was also actively pursuing settlement of all litigation with the Company. In February and March of 1996, the Company had discussions with John Fife, the President and sole shareholder of IMCC regarding a transaction or transactions between the Company and IMCC. During the course of these discussions, the Company communicated its goals to John Fife. Prior to entering into the Letter of Intent (as hereinafter defined), John Fife entered into a letter agreement by and among John Fife, Ernest Muth, a party to the 1993 Settlement Agreement ("Muth"), Thomas Ralphs, a party to the 1993 Settlement Agreement ("Ralphs") and Precious Metals, Inc. dated as of March 30, 1996 (the "Letter Agreement"), which Letter Agreement was assigned to IMCC. Under the terms of the Letter Agreement, John Fife had the option to purchase all, but not less than all, of the shares of stock of the Company held by or beneficially owned or controlled by Muth and Ralphs (approximately 90,000 shares), at an option exercise price of $4.00 per share. John Fife paid Muth and Ralphs an aggregate of $15,000 which amount is a non-refundable option payment to be applied to the ultimate purchase price. During the option, which expired 60 days after March 30, 1996, John Fife was granted a proxy to vote the shares held by Muth and Ralphs. In addition, the Letter Agreement provided that upon the exercise of the option to purchase the shares of the Company, Muth and Ralphs would assign their rights and obligations under the 1993 Settlement Agreement to John Fife. IMCC, in turn, submitted its letter of intent to the Board of Directors of the Company, dated as of April 5, 1995 (the "Letter of Intent"). The Letter of Intent provided that: (1) the Company would issue and IMCC would purchase shares which would represent a 51% ownership interest in the Company; (2) IMCC would pay the Company $3.35 per share for the stock; (3) IMCC would pay 10% of the purchase price in cash at the closing with the balance due pursuant to a five year promissory note; (4) the note would be secured with the stock purchased by IMCC; (5) IMCC would have a ten year option to purchase 150,000 or more additional shares of stock in order to maintain its 51% ownership interest in the Company; (6) following the closing of the purchase of stock, IMCC would cause the Company to undertake a 12,500 to 1 reverse stock split at $3.35 per share with fractional shareholder being given the option to purchase additional shares to round up to the next whole share or a tender offer; (7) the Company agreed to indemnify IMCC and its shareholders and directors from and against any liability to the Company's shareholders, officers and/or directors arising out of IMCC's negotiation, execution and/or consummation of the Letter of Intent, the Stock Purchase Agreement and the transactions contemplated by the Letter of Intent; and (8) IMCC agreed to take all actions necessary to cause the Company to honor the Company's obligations to indemnify its officers and directors to the fullest extent permitted by law, including, but not limited to, the advancement of their legal fees and costs in connection with all present and future litigation involving them in their capacities as officers and directors of the Company. In addition to reviewing the IMCC offer, the Company entertained other written offers including one from Mark Jones, a director and shareholder of the Company. The Company entered into the Letter of Intent on April 5, 1996. On April 16, 1996 IMCC filed its Schedule 13D informing the Company's shareholders of its intent to engage in the two step transaction consisting of the acquisition of a majority interest and conducting a reverse stock split or tender offer. It also gave notice of IMCC's intent to cause a class of securities of the Company to be delisted from a national securities exchange or cause a class of securities to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934.



         On April 5, 1996, the Company entered into the Letter of Intent with the Company, over the objections of Directors Mark G. Jones and Jenny Morgan. Thereafter the Company and IMCC began negotiating the terms of the stock purchase agreement and IMCC began its due diligence investigation of the Company. On May 17, 1996, Mark G. Jones, a shareholder and Director of the Company and controlling shareholder of Mark Technologies Corporation, brought a shareholders derivative suit against the Company. E. Jay Sheen, R. Dee Erickson and Lyle Hurd, Directors of the Company and IMCC, captioned as MARK TECHNOLOGIES CORP., ET AL. V. UTAH RESOURCES INTERNATIONAL, INC., ET AL., which was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County (the "Second State Action"), seeking a temporary restraining order and injunction. For a more detailed description of the Second State Action litigation, see the Sections entitled "ITEM 1. DESCRIPTION OF THE BUSINESS,
(a) Business Development/Stock Purchase Agreement - July 3, 1996" and "ITEM 3. LEGAL PROCEEDINGS."



          During late May and early June of 1996, the Company and IMCC: (1) prepared for trial in the Second State Action, which included extensive discovery; and (2) continued to negotiate the terms of the stock purchase agreement. Ongoing negotiations between the Company and IMCC resulted in the amendment to the Letter of Intent, dated as of May 31, 1996. The parties agreed to increase the percentage of the purchase price to be paid at closing from 10% to 15%. In addition to the stock pledge agreement which secured the five year note, John Fife agreed to personally guarantee 25% of the outstanding balance due the Company under the IMCC note. Ongoing negotiations among the parties to the Second State Action led to the settlement of the Second State Action the morning of the hearing, June 26, 1996. The Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd, and E. Jay Sheen (the "Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. The second settlement agreement was by and among the Company. R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), wherein the parties, among other things, agreed to terms regarding IMCC's purchase of 50.5% of the Company's outstanding stock, agreed to dismiss the First Federal Action, the Order to Show Cause and the Second State Action, and agreed to use their best efforts to terminate the 1993 Settlement Agreement. For a more detailed description of the litigation and the settlement of the litigation, see the Section entitled "ITEM 3. LEGAL PROCEEDINGS." Pursuant to the 1996 Settlement Agreement, the terms of the Stock Purchase Agreement by and between the Company and IMCC were to include, among other things, the following provisions: (1) IMCC would purchase a 50.5% interest in the Company at a purchase price of $3.35 per share; (2) IMCC would pay 15% of the purchase price at closing with the balance due pursuant to a five year promissory note, secured by a pledge of the Company's stock purchased by IMCC and a personal guaranty by John Fife of 25% of the remaining balance due under the note; (3) the Company would conduct a 1,000 to 1 reverse stock split at $3.35 per share with fractional shareholders being given the option to purchase additional shares at $3.35 per share to round up to the next whole share. IMCC intends to exercise the round-up option; (4) that any shares redeemed by the Company pursuant to the reverse stock split would be made available for purchase by the remaining shareholders, other than IMCC. Mark G. Jones has communicated to the Company that Mark Technologies Corporation intends to exercise its right to purchase as many additional shares pursuant to this pool as possible; (5) IMCC would have a ten year option to purchase 150,000 or more additional shares of stock to maintain its 50.5% interest in the Company; (6) that E. Jay Sheen and
R. Dee Erickson would resign as directors of the Company immediately; (7) that Mark G. Jones would be guaranteed a position of Director of the Company for a period of one year from the closing of the IMCC stock purchase; (8) that the Company and John Fife would enter into an employment agreement which would pay to Mr. Fife compensation not to exceed $200,000 per year; and (9) any distributions and other payments otherwise payable to IMCC on its Company stock would be applied to reduce the outstanding principal balance of the IMCC Note. For a more detailed description of the terms of the Stock Purchase Agreement, see the Section entitled, "ITEM 1. DESCRIPTION OF THE BUSINESS, (a) Business Development/Stock Purchase Agreement - July 3, 1996." On July 3, 1996, the Company and IMCC entered into the Stock Purchase Agreement.



         On July 19, 1996, the notice of hearing on proposed settlement of the Second State Action, the First State Action and the First Federal Action and the notice of hearing on petition to terminate the 1993 Settlement Agreement was mailed to all the Company's shareholders of record as of June 24, 1996. For a more detailed description of the notice procedure for the settlement of the actions and subsequent objections see the Section entitled, "ITEM 3. LEGAL PROCEEDINGS." The court in the Second State Action reviewed and considered the 1996 Settlement Agreement, the Stock Purchase Agreement and the 1993 Settlement Agreement, written memoranda submitted by various parties and other comments and objections and ordered that; (1) the notice given pursuant to Rule 23.1 of the applicable rules of civil procedure for the State of Utah was adequate, fair and proper; (2) the procedural and substantive objections of Jenny T. Morgan (a director and shareholder of the Company), Gerald E. Morgan, John C. Morgan and Karen J. Morgan be overruled; (3) the 1996 Settlement Agreement was fair, adequate and reasonable; (4) the Petition to Terminate the 1993 Settlement Agreement was fair, adequate and reasonable; and (5) the 1996 Settlement Agreement and Petition to Terminate the 1993 Settlement Agreement was approved.

         DISCONTINUED OPERATIONS

         On June 13, 1995, the Company consummated the exchange of 590,000 shares of its common stock, representing approximately 33% following the transaction,of the total issued and outstanding shares of the Company's common stock in return for receipt of all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange Agreement, dated February 16, 1995 (the "Share Exchange Agreement"). All of the common stock of Midwest was owned by Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff"). The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to: (i) indemnify Midwest and the Wolffs from any liability to the Company's shareholders, its officers or directors, whether brought directly by the person or in a derivative capacity arising from Midwest's or the Wolffs' negotiation, execution, or consummation of the Share Exchange Agreement; (ii) execute a three year employment agreement between RD Wolff and the Company, where RD Wolff would act as the President of Midwest;
(iii) apply for a listing of Midwest's stock on the NASDAQ; and (iv) lend Midwest, in the form of a line of credit, a sum not to exceed $250,000, with the first draw available after February 15, 1995, evidenced by a promissory note in standard form, bearing an interest rate of 1% over the posted prime lending rate at First Security Bank of Utah, N.A., as of February 15, 1995, and adjusted each three months thereafter. Prior to closing, Midwest borrowed a total of $100,000 against the line of credit. Pursuant to the terms and conditions of the Share Exchange Agreement, the line of credit from the Company became subordinate to Midwest's existing credit line of $350,000, following the closing. The line of credit was secured by the assets and equipment of Midwest. In order to carry out the above listed covenants, the Company entered into an employment agreement with RD Wolff, dated as of June 13, 1995 (the "Wolff Employment Agreement"), and an operating agreement with Midwest and RD Wolff, dated as of June 13,

1995 (the "Operating Agreement"). Pursuant to the terms of the Operating Agreement and for services performed by R. Dee Erickson and E. Jay Sheen in connection with the consummation of the Share Exchange Agreement, the Company paid to each of R. Dee Erickson and E. Jay Sheen, both of whom were directors of the Company at the time of the execution of the Share Exchange Agreement, as compensation, 38,000 shares each of the Company's Common Stock and $104,000 in cash. For a more detailed description of the Share Exchange Agreement, see Form 8-K filed July 20, 1995.

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

                 JOHN H. MORGAN, JR., 72, served as the President and Chief Executive Officer of the Company from the date of its incorporation until January, 1993 and October 1994, respectively. He served as the Chairman of the Board until March of 1995 and served as a director until January, 1996, at which time he appointed Jenny Morgan to serve as his replacement pursuant to the terms of the 1993 Settlement Agreement. Mr. Morgan is the husband of Daisy Morgan. He is the controlling shareholder, President and a member of the board of directors of Morgan Gas & Oil Co. Until May 7, 1993, Mr. Morgan was also a general partner in Resources Limited Partnership (the former owner of the St. George Hilton Inn), and Service Station Limited Partnership #2, and a limited partner in the Tonaquint- Indian Hills Partnership. Until May 7, 1993, Mr. Morgan was also a general and/or limited partner in most of the partnerships owned by the Company for the development of the Company's real property in St. George, Utah. Mr. Morgan is President of the Huntsman Senior World Games, which sponsors athletic events for persons over the age 55 in St. George, Utah in the fall. Currently, Mr. Morgan serves as chairman emeritus for the Company, and has done so since July 3, 1996, pursuant to the terms of the Morgan Settlement Agreement.

                 DAISY R. MORGAN is the wife of John H. Morgan, Jr. Until April, 1995 she served as the Vice President of the Company. From 1982 to January, 1996 she served as a director of the Company, at which time she appointed Mark Jones as a replacement director, pursuant to the terms of the 1993 Settlement Agreement. Ms. Morgan served as manager of the St. George Hilton Inn for Resources Limited Partnership from November, 1979 through December, 1984. Until May, 1993, Ms. Morgan was also a co-general partner in the Tonaquint Indian Hills Limited Partnership. Ms. Morgan is the Vice President and member of the Board of Directors of Morgan Gas & Oil Co., a former affiliate and shareholder of the Company.

                 LYLE D. HURD, see description above.

         EXECUTIVE OFFICERS FOR THE PERIOD COVERED BY THIS REPORT

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended December 31, 1995, the Company's officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements, except for the following individuals with respect to the following forms:

                        R. Dee Erickson, Forms 4 and 5;
                        E. Jay Sheen,  Forms 4 and 5;
                        Robert D. Wolff,  Forms 4 and 5;
                        Lyle Hurd, Form 5; and
                        Gerry Brown, Form 5.

         ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS
------------------
 NAME                                 POSITION                                   AGE
 ----                                 --------                                   ---
 John Fife                            Chairman of the Board, Chief                35
                                      Executive Officer, President and
                                      Director

 Robert D. Wolff                      Former CEO                                  56

 E. Jay Sheen                         Former Recorder of Minutes and              42
                                      Former Director

 R. Dee Erickson                      Former Chairman of the Board and            53
                                      Former Director

 Lyle Hurd                            Former Director of Marketing and            60
                                      Director

 Ladd Worth Eldredge                  CFO, Secretary Treasurer                    44

 Gerry T. Brown                       Former President and current Vice           56
                                      President

EXECUTIVE COMPENSATION

         The following table summarizes the compensation for Robert D. Wolff as the CEO of the Company 1995, and John Fife as the CEO of the Company in 1996,
E. Jay Sheen, R. Dee Erickson, Lyle Hurd, Ladd Worth Eldredge and Gerry T.
Brown.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                      AWARDS
                                               -------------------                      ------
 NAME AND                                                                    SHARES
 PRINCIPAL                   FISCAL                                         UNDERLYING         ALL OTHER
 POSITION                     YEAR            SALARY          BONUS          OPTIONS          COMPENSATION
 --------                     ----            ------          -----          -------          ------------
 John Fife, CEO,              1996         $200,000(1)          -               -                  -
 President, Chairman
 of the Board and
 Director

 Robert D. Wolff,          June 1995-      $125,000(2a)     $25,000/            -                  -
 Former CEO(2)             April 1996                      quarter(2b)

 E. Jay Sheen, Former         1995            $6,000            -             8,000              $298,066 (3) (3a)
 Recorder of Minutes          1994            $6,000            -             9,000              $101,704 (4)
 and Former Director          1993              -               -                                    -

 R. Dee Erickson,             1995            $6,000            -             8,000               $106,600 (5) (5a)
 Former Chairman of           1994              -               -             9,000               $12,400 (6)
 the Board and Former         1993              -               -                                    -
 Director

 Lyle Hurd, Former            1995           $30,000            -             8,000               $24,615 (7)
 Director of                  1994              -               -             9,000               $18,340 (8)
 Marketing and                1993              -               -                                    -
 Director

 Ladd Worth Eldredge,         1995           $34,583            -               -                  -
 CFO, Secretary and           1994           $12,550          $500              -                  -
 Treasurer                    1993              -               -               -                  -

 Gerry T. Brown,              1995           $70,000            -             8,000                $8,237 (9)
 Former President and         1994           $70,000         $1,000           9,000               $14,412(10)
 Vice President               1993           $70,000            -               -                  $9,766(11)

         (1) Pursuant to the terms of the Stock Purchase Agreement, the Company and Mr. Fife agreed to enter into an employment agreement to provide for, among other things, (i) the employment of Mr. Fife as President, Chief Executive Officer, and Chairman of the Board of the Company, and (ii) an annual compensation to be paid to Mr. Fife of no more than $200,000 for any year during the employment period. At this time no employment agreement has been entered into with Mr. Fife.


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

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             NUMBER OF                % OF TOTAL
                            SECURITIES               OPTIONS/SARS
                            UNDERLYING                GRANTED TO            EXERCISE OR
                           OPTIONS/SARS              EMPLOYEES IN           BASE PRICE            EXPIRATION
 NAME                       GRANTED (#)               FISCAL YEAR             ($/SH)                 DATE
 ----                       -----------               -----------             ------              ----------
 IMCC(1)                  150,000 or more                (3)                  $3.35              2006
                        (50.5% interest)(2)

 Robert D. Wolff                 -                         -                   -                   -

 R. Dee Erickson             8,000(4)                     16.7%               $2.50            4/7/2004

 Lyle Hurd                   8,000(4)                     16.7%               $2.50            4/7/2004

 Ladd Worth Eldredge             -                         -                   -                   -

 Gerry Brown                 8,000(4)                     16.7%               $2.50            4/7/2004

 E. Jay Sheen                8,000(4)                     16.7%               $2.50            4/7/2004

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




         URI and its subsidiary currently employ Gerry Brown on a full time basis, to act as the Vice President of the Company where he provides real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. The Company executed and presented Mr. Brown with a three year employment agreement on June 28, 1995, which employment agreement remains unexecuted by Mr. Brown. Mr. Brown received compensation from the Company during the years 1993, 1994 and 1995, as set forth on the Summary Compensation Table on page 31.


DIRECTORS COMPENSATION

         Each director receives $200 per director's meeting. Also, directors who travel out of town to attend the meetings are, upon Board approval, reimbursed for their travel, lodging and meals. During 1995 through August 24 1996, the directors served pursuant to the 1993 Settlement Agreement. The 1993 Settlement Agreement was terminated on August 29, 1996.

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

                       UTAH RESOURCES INTERNATIONAL, INC.
        COMMON STOCK OWNERSHIP BY DIRECTORS AND NAMED EXECUTIVE OFFICERS
                             AS OF OCTOBER 8, 1996

                                                    BEFORE STOCK SPLIT              AFTER STOCK SPLIT*
                                                                PERCENT OF                     PERCENT OF
  NAME OF BENEFICIAL                            NUMBER OF      OUTSTANDING     NUMBER OF      OUTSTANDING
  OWNER                      POSITION            SHARES          SHARES        SHARES           SHARES
--------------------         --------           --------       -----------     --------       -----------
  David Fife                  Director                  0             0%              0               0%

  John Fife, as sole          Director,         1,275,912(1)       50.5%           1276**            52%
  shareholder of IMCC         Chief
                              Executive
                              Officer,
                              President and
                              Chairman of
                              the Board

  Lyle Hurd                   Director              2,000(2)        .08%              2(3)          .08%

  Mark Jones                  Director            326,310            13%            327**(3)         13%
  Jenny Morgan                Director              9,523           .38%             10**(3)        .41%

  Gerry Brown                 Vice                  2,000(2)        .08%              2(3)          .08%
                              President

  Ladd Worth Eldredge         CFO,                      0             0%              0               0%
                              Secretary,
                              Treasurer
  DIRECTORS AND OFFICERS AS   Directors &       1,613,745(2)         64%          1,617              66%
  A GROUP                     Officers
                              (7 persons)

  * Assumes No Small-Lot Shareholder exercises the Round Up Option, and no remaining shareholder elects to purchase the Returned Shares.
  ** Assumes that Roundup Option is exercised by fractional shareholders.
  (1) IMCC also holds a ten year option to purchase 150,000 or more additional shares of stock, so as to maintain its 50.5% interest in URI.
  (2) Lyle Hurd and Gerry Brown each contend that he was granted an option for 25,000 shares pursuant to the Share Exchange Agreement. There is a dispute as to whether the option was granted. This issue will be resolved following an investigation in the coming year.
  (3) In the event the proposed reverse split is effected, each of these individuals will be granted an option to purchase additional shares of URI's stock pursuant to the terms of the Returned Shares Option. For a more detailed description of this Returned Shares Option, see "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement - July 3, 1996."

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


                       UTAH RESOURCES INTERNATIONAL, INC.
        COMMON STOCK OWNERSHIP BY DIRECTORS AND NAMED EXECUTIVE OFFICERS
                           AS OF DECEMBER 31, 1995

                                                                                              PERCENT OF
                                                                        NUMBER OF             OUTSTANDING
  NAME OF BENEFICIAL OWNER             POSITION                           SHARES                SHARES
  ------------------------             --------                         ---------             -----------
  E. Jay Sheen                         Director                           40,000                2.161%

  R. Dee Erickson                      Director                           48,100                2.598%

  Lyle Hurd                            Director                            2,000(1)              .108%

  John H. Morgan, Jr.                  Director                            1,916(2)              .104%

  Daisy R. Morgan                      Director                           38,617                2.086%

  Robert D. Wolff                      CEO                               590,000(3)            31.871%

  Gerry Brown                          President                           2,000(1)              .108%

  Ladd Worth Eldredge                  CFO, Secretary,                         0                    0%
                                       Treasurer

  DIRECTORS AND OFFICERS               Directors & Officers              722,633               39.036%
  AS A GROUP                           (8 persons)

  (1) Lyle Hurd and Gerry Brown each contend that he was granted an option for 25,000 shares pursuant to the Share Exchange Agreement. There is a dispute as to whether the option was granted. This issue will be resolved following an investigation in the coming year.

  (2)  As record holder only.

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

                       UTAH RESOURCES INTERNATIONAL, INC.
                        5% OR GREATER BENEFICIAL OWNERS
                             AS OF OCTOBER 8, 1996

                                            NUMBER OF SHARES AND
        NAME AND ADDRESS OF                       NATURE OF                       PERCENT OF COMPANY
          BENEFICIAL OWNER                    BENEFICIAL OWNER                    SHARES OUTSTANDING
        -------------------                 --------------------                  ------------------
 Inter-Mountain Capital                           1,275,912                             50.5%
 Corporation(1)

 Mark Technologies Corporation2                     326,310                               13%


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


                       UTAH RESOURCES INTERNATIONAL, INC.
                        5% OR GREATER BENEFICIAL OWNERS
                            AS OF DECEMBER 31, 1995

                                            NUMBER OF SHARES AND
        NAME AND ADDRESS OF                       NATURE OF                       PERCENT OF COMPANY
          BENEFICIAL OWNER                    BENEFICIAL OWNER                    SHARES OUTSTANDING
        --------------------                --------------------                  ------------------
 Mark Technologies Corporation                     201,210                             10.869%

 Robert D. Wolff and Judith J.                     590,000                             31.871%
 Wolff, as Joint Tenants





         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         John H. Morgan, Jr., his wife, Daisy Morgan, the Estate of John H. Morgan, Sr. and Morgan Gas & Oil Co., a company controlled by John H. Morgan, Jr., and other members of

Mr. Morgan's family, have owned interests in several entities (mostly partnerships) in which the Company also owns interests or with which the Company has engaged in certain transactions. Mr. Morgan is a co-personal representative of the Estate of John H. Morgan, Sr. The sole beneficiary of the Estate of John H. Morgan, Sr. is the John H. Morgan Sr. Sheltered Trust, of which Mr. Morgan is a co-trustee and a beneficiary. The Morgans and their affiliates' ownership in these partnerships was one of the subjects of the shareholders derivative lawsuit captioned as ERNEST MUTH, ET AL. V. JOHN MORGAN, JR. ET AL., which was filed as Civil Number L-87-1632 in the Third Judicial Court of Salt Lake County, Utah (the "First State Action").

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

SERVICE STATION LIMITED PARTNERSHIP #2

         Effective May 1, 1993, URI owned 79% of Service Station Limited Partnership, which owned and operated the Texaco Service Station next to the St. George Hilton Inn. On that date, all of the partnership interests held by John H. Morgan, Jr. and one-half interests held by the Estate of John H. Morgan, Sr. were transferred to URI pursuant to the settlement of the shareholders derivative lawsuit, aggregating 12% of the total partnership interests. After that, the Estate of John H. Morgan, Sr. continues to own 7% of the partnership interests and Morgan Gas & Oil Co. owns 14%.

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

SOUTHGATE PLAZA

         URI owns 52.5% of the partnership interests in Southgate Plaza Limited Partnership, which is one of three general partners in Southgate Plaza General Partnership. The general partnership is involved in real property development activities in St. George, comprised mostly of selling its undeveloped properties for commercial development. Before May 1, 1993, the Company's ownership interest was 33.33%. After that date, interests held by John H. Morgan, Jr., Daisy R. Morgan, Dawn Delvie, and the John H. Morgan, Sr. Sheltered Trust were transferred to URI pursuant to the 1993 Settlement Agreement, aggregating 19.16% of the total partnership interests.

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

1996 SETTLEMENT AGREEMENT TRANSACTION AND RELATED TRANSACTIONS

         The following amounts were paid through August 14, 1996 by the Company in connection with the 1996 Settlement Agreement, the Morgan Settlement Agreement and the IMCC Stock Purchase Agreement:


         Hunter & Brown, approximately $34,843.08, as legal counsel for Mark G. Jones, director of the Company;



         Campbell, Maack & Sessions, approximately $167,987.68, as legal counsel, as follows, $81,000 for legal services performed for Anne and Victoria Morgan, daughters of John H. Morgan, Jr. and Daisy R. Morgan, both directors of the Company in 1995, pursuant to the 1996 Settlement Agreement with the balance of $86,987.68 for services performed as legal counsel for Mark Technologies Corporation, a corporation controlled by Mark G. Jones, director of the Company;



         Dorton, Jones, Nicolatus & Stuart Inc., approximately $4,225, as experts for Mark Technologies Corporation, a corporation controlled by Mark G. Jones;



         Mark Technologies Corporation, approximately $10,090.03, a corporation controlled by Mark G. Jones, a director of the Company, for a retainer paid to Dorton, Jones, Nicolatus & Stuart, Inc. and for certain out-of-pocket expenses;


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


         Giauque, Crockett, Bendinger & Peterson, $22,391.68, as local Utah counsel for IMCC, a company wholly owned by John Fife, director, CEO, President and Chairman of the Board of the Company;


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

COMMISSION AND CONSULTING FEES

         1994


         During 1994, Lyle Hurd and R. Dee Erickson, both directors of the Company, received consulting fees from the Company in the amounts of $12,500 and $10,000, respectively. An additional $3,440 was paid by the Company to St. George Magazine for advertising. Mr. Hurd, who also served as Director of Marketing of the Company, is the owner of Hurd Owens Hafen,

Inc., which publishes St. George Magazine. In 1994, Gerry Brown, President of the Company, received $14,412 in commissions for sales of real estate.

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

ANNUAL REPORT ON FORM 10-KSB - 1995
UTAH RESOURCES INTERNATIONAL, INC.
SEC FILE NO.



EXHIBIT NO.        EXHIBIT DESCRIPTION               LOCATION/INCORPORATION BY REFERENCE

2.1                Share Exchange Agreement           Incorporated by reference to Exhibit 3 to Form 8-K as filed July 20, 1995

2.2                Stock Purchase Agreement           Incorporated by reference to Exhibit 1 to Form 13D-A as filed
                                                      September 9, 1996

3.1                Articles of Incorporation of       Incorporated by reference to Exhibit 3.A to the Company's registration
                   Utah Resources International,      statement on Form 10 as filed June 22, 1981
                   Inc.

3.2                Bylaws of Utah Resources           Incorporated by reference to Exhibit 3.B to the Company's registration
                   International, Inc.                statement of form 10-KSB as filed June 22, 1981

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

3.5                Amendment to Articles of           Incorporated by reference to Exhibit 3.5 to the company's Annual report of
                   Incorporation adopted by           Form 10-KSB for the year ended December 31, 1994
                   shareholders January 26, 1995

10.1               B & E Securities Profit            Incorporated by reference to Exhibit 10 to the Company's registration
                   Sharing Agreement                  statement on Form 10 as amended and filed May 20, 1982

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

10.11               Service Station Limited            Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
                    Partnership #2-Partnership         Form 10-KSB for the year ended December 31, 1986
                    Agreement

10.20               Settlement Agreement dated         Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on
                    July 31, 1989, with C.E.C.         Form 10-KSB for the year ended December 31, 1989
                    Industries Corp.

10.21               Addendum to Settlement             Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on
                    Agreement with C.E.C.              Form 10-KSB for the year ended December 31, 1989
                    Industries Corp.

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

10.24               Trust Deed dated November 29,      Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on
                    1989 re: C.E.C. Industries         Form 10-KSB for the year ended December 31, 1989
                    Corp.


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





EXHIBIT NO.     EXHIBIT DESCRIPTION                  LOCATION/INCORPORATION BY REFERENCE

10.27          Dissolution Agreement dated          Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on
               April 28, 1989 re: Southgate         Form 10-KSB for the year ended December 31, 1989
               Palms

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

10.30          Settlement Agreement dated April     Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on
               6, 1993**                            Form 10-KSB for the year ended December 31, 1992

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

10.34          Share Exchange Agreement             Incorporated by reference to Exhibit 3 to Form 8-K as filed July 20, 1995

10.35          Stock Purchase Agreement             Incorporated by reference to Exhibit 1 to Form 13D-A as filed September
                                                    9, 1996

10.36         Splitoff Agreement                    Incorporated by reference to Exhibit 10.36 to Form 10-KSB as filed January 8,
                                                    1997

10.37         Morgan Settlement Agreement           Incorporated by reference to Exhibit 10.37 to Form 10-KSB as filed January 8,
                                                    1997

10.38         1996 Settlement Agreement             Incorporated by reference to Exhibit 10.38 to Form 10-KSB as filed January 8,
                                                    1997

21            List of Subsidiaries                  Incorporated by reference to Exhibit 21 to the Company's Annual Report on
                                                    Form 10-KSB for the year ended December 31, 1992

27            Financial Data Schedule               Filed Herein

------------------------------
** Confidential treatment has been granted with respect to information contained in this exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Utah Resources International, Inc.


Date:     11/12/97                            By:  /s/ John Fife
         -----------------                        ----------------------------
                                                  John Fife
                                                  Its Director, President and
                                                  Chairman of the Board, and CEO

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

         Statements of operations for the years
         ended December 31, 1994 and 1993                          F-3

         Statement of stockholders' equity for the
         years ended December 31, 1994 and 1993                    F-4

         Statement of cash flows for the years ended
         December 31, 1994 and 1993                                F-5

         Notes to consolidated financial statements                F-7

         Independent Auditors' Report                              F-18

         Consolidated balance sheet, December 31, 1995             F-19

         Consolidated statements of operations for the years
         ended December 31, 1995 and 1994                          F-20

         Consolidated statements of stockholders' equity for the
         years ended December 31, 1995 and 1994                    F-21

         Consolidated statement of cash flows for the years
         ended December 31, 1995 and 1994                          F-22

         Notes to consolidated financial statements                F-24


                                                            Salt Lake City, Utah



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


                                                       /s/ Tanner + Co.
                                                       ----------------
                                                       Tanner + Co.

March 24, 1995
                                     F-1

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                              DECEMBER 31, 1994


          ASSETS
          ------
     Cash and cash equivalent                              $2,138,795
     Accounts receivable                                      254,312
     Note receivable from related party                        10,899
     Notes receivable                                         200,267

     Property and equipment, net of
      accumulated depreciation and
      amortization of $42,098                                  30,027

     Real estate held for resale                              627,214
     Royalty interest in petroleum and mineral
      production, net of amortization of $37,687               12,523
     Other assets                                              19,799
                                                              -------
                                                           $3,293,836
                                                           ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     Accounts payable                                      $  160,534
     Accrued expenses                                         291,331
     Earnest money deposits                                    36,000
     Notes payable                                            657,545
     Income taxes payable                                         201
     Deferred income taxes                                    300,000
                                                            ---------
     Total liabilities                                      1,445,611
                                                            ---------
     Minority interest                                        183,121

     Commitment and contingencies                                   -

     Stockholders' equity:
      Common stock; par value $.10 per share,
        5,000,000 shares authorized,
        1,284,027 shares issued and outstanding               128,403
     Additional paid-in capital                               127,174
     Retained earnings                                      1,409,527
                                                            ---------

     Total stockholders' equity                             1,665,104
                                                            ---------
                                                           $3,293,836
                                                           ==========


See accompanying notes to consolidated financial statements.

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                         -----------
                                                     1994           1993
                                                     ----           ----
Sales                                         $ 2,274,222        758,114

Cost of sales                                     567,453        113,396
                                                ---------        -------
        Gross profit                            1,706,769        644,718

General and administrative expenses               678 368        628,462
                                                ---------        -------

        Income from operations                  1,028,401         16,256
                                                ---------        -------
Other income (expense):
   Rental income                                   32,183         87,904
   Royalty income                                  92,455         98,554
   Interest and dividend income                    50,458         52,109
   Interest expense                               (60,020)       (64,837)
   Litigation settlement                                -       (690,000)
   Other income (expense)                         (18,074)         9,430
                                                ---------        -------

        Total other income (expense)               97,002       (506,840)
                                                ---------        -------
Income (loss) before minority interest and
 provision for income taxes                     1,125,403       (490,584)

Minority interest in net income of subsidiaries    29,109            380
                                                ---------        -------

Income (loss) before provision for income taxes 1,154,512       (490,204)

Income tax (provision) benefit                   (436,000)       144,000
                                                ---------        -------

Income (loss) from continuing operations          718,512       (346,204)

Discontinued operations:
   Income from discontinued operations                  -          7,878
   (Loss) income from disposal of discontinued
      operations net of income taxes (benefit)
      expense of $(16,000) and $82,000            (31,416)       160,867
                                                ---------        -------

         Total discontinued operations            (31,416)       168,745
                                                ---------        -------

Netincome(loss)                                  $687,096       (177,459)
                                                =========        =======

Earnings (loss) per share                            $.54           (.12)
                                                     ====           ====


See accompanying notes to consolidated financial statements.

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1994 AND 1993




                                                                ADDITIONAL
                                                 COMMON STOCK    PAID-IN           RETAINED               TREASURY
STOCK                                SHARES          AMOUNT       CAPITAL          EARNINGS        SHARES         AMOUNT
-----                                ------          ------       -------          ---------       ------         ------
Balance, January 1,1993           2,205,822        $220,582       730,913          899,890         654,795        713,918
Treasury shares cancelled          (654,795)        (65,479)     (648,439)               -        (654,795)      (713,918)
Common stock acquired in
litigation and cancelled           (285,000)        (28,500)       28,500                -               -              -
Common stock issued for
services                             18,000           1,800        16,200                -               -              -
Net (loss)                                -               -             -         (177,459)              -              -
                                  ---------      ----------      ----------      ---------       ---------      ---------
Balance, December 31, 1993        1,284,027         128,403       127,174          722,431               -              -
Net income                                _               -             -          687,096               -              -
                                  ---------      ----------      ----------      ---------       ---------      ---------
Balance, December 31, 1994        1,284,027        $128,403        127,174       1,409,527               -              -
                                 ==========      ==========     ==========      ==========      ==========     ==========


See accompanying notes to consolidated financial statements.

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                           ------------
                                                         1994       1993
                                                         ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               $  687,096   (177,459)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Depreciation and amortization                    22,756     40,667
      Minority interest in net (income)
       of subsidiaries                                (29,109)      (380)
      (Gain) loss on disposition of assets            (36,267)     5,890
      Bad debt expense                                      -     22,003
      Loss on marketable securities                         -      6,194
      Common stock issued for services                      -     18,000
      (Increase) decrease in:
         Accounts receivable                         (238,503)    29,748
         Prepaid expenses                              76,403    (15,702)
         Real estate held for resale                  100,263   (157,879)
         Refundable income taxes                      443,201   (443,000)
      (Decrease) increase in:
         Accounts payable                               8,302    108,304
         Accrued expenses                             171,488     (7,777)
         Ernest money deposits                        (10,000)   (65,141)
         Deferred income tax                          300,000    (88,052)
                                                   ----------   --------
                Net cash provided by (used in)
                operating activities                1,495,630   (724,584)
                                                   ----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from marketable securities                 29,920    329,038
   Proceeds from disposition of assets                390,000      4,155
   Payments on notes receivable                       160,989    121,413
   Decrease (increase) in net assets of
     discontinued operations                                -    264,833
   Purchase of property and equipment                  (7,601)    (3,560)
   Increase in notes receivable                      (206,843)  (151,836)
   Increase (decrease) in minority interest           (51,126)   178,103
   Decrease (increase) in other assets                  3,289     (8,363)
                                                   ----------   --------

                Net cash provided by (used in)
                Investing activities                  318,628    733,783
                                                   ----------   --------

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                                -------------------------
                                                                   1994           1993
                                                                   ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                      27,249       400,000
   Payments on notes payable                                       (72,315)      (89,346)
                                                                ----------       -------
           Net cash provided by (used
           in) financing activities                                (45,066)      310,654
                                                                ----------       -------
Increase in cash                                                 1,769,192       319,853
Cash and cash equivalents, beginning of year                       369,603        49,750
                                                                ----------       -------
Cash and cash equivalents, end of year                          $2,138,795       369,603
                                                                ==========       =======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

 1993

   The Company acquired a vehicle for a note payable of $23,049

   The Company retired its treasury stock

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for

                                                                   1994          1993
                                                                   ----          ----
   Interest                                                     $  36,992       64,837
                                                                =========       ======
   Income taxes                                                 $       -            -
                                                                =========       ======



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

     PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the financial statements of Utah Resources, Inc., Tonnequint Inc. and a number of general partnerships of which the Company has ownership in excess of 50 percent and has management responsibility. All material intercompany transactions and balances have been eliminated in consolidation of the Companies and partnerships.

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

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3)  NOTE RECEIVABLE FROM RELATED PARTY

          The Company has the following note receivable from a related party at December 31, 1994:

          Note receivable from a stockholder and director
          requiring monthly payment of $500 including
          interest at 8%, secured by real estate                     $10,899
                                                                     =======

          Future maturities of the note receivable from a related party are as follows:

      YEAR                                                            AMOUNT
      -----                                                          -------
      1994                                                           $ 8,029
      1995                                                             2,870
                                                                     -------
      Total                                                          $10,899
                                                                     =======

(4)  NOTES RECEIVABLE

     The Company has the following notes receivable at December 31, 1994:


Note receivable from an individual at
9.0% interest, due in March, 1996,
secured by real estate                                               $175,267

Note receivable from an individual at
8% interest, due in January 1995                                       25,000
                                                                     --------
                                                                     $200,267
                                                                     ========

Future maturities of notes receivable are as follows:

YEAR                                                                  AMOUNT
-----                                                                --------
1995                                                                 $ 25,000
1996                                                                  175,267
                                                                     --------
Total                                                                $200,267
                                                                     ========

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

(6)  ACCRUED EXPENSES

        Accrued expenses at December 31, 1994 consist of the following:

          Deficit in investment in partnership                  $180,993
          Accrued interest                                        33,036
          Other accrued expenses                                  77,302
                                                                --------

          Total                                                 $291,331
                                                                ========

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

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7)  NOTES PAYABLE - CONTINUED

          Notes payable to a governmental entity
          requiring annual payments of approximately
          $21,000 plus interest at 5.94%, secured
          by real estate                                           164,576

          Note payable to entity requiring annual
          payments of $10,386 including interest
          at 9%, secured by real estate                             74,372

          Note payable to a financial institution
          requiring monthly payments of $477
          including interest at 8.75%, secured
          by a vehicle                                              18,597
                                                                  --------
               Total                                              $657,545
                                                                  ========

          Future maturities of notes payable are as follows:

               YEAR                                                 AMOUNT
               ----                                                 ------
               1995                                               $ 49,964
               1996                                                429,346
               1997                                                 30,441
               1998                                                 30,796
               1999                                                 20,940
               Thereafter                                           96,058
                                                                  --------
               Total                                              $657,545
                                                                  ========

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

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED






(8)  DISCONTINUED OPERATIONS - CONTINUED

        The service station adjacent to the Hilton Inn was also closed and has been included in discontinued operations.

        The results of operations for the period January 1, to April 30, 1993 of these businesses are summarized as follows:

          Net sales                                                  $1,191,591
                                                                     ==========
          Income from operations before income taxes                      7,878

          Income taxes                                                        -
                                                                          -----
          Income from discontinued operations                            $7,878
                                                                         ======

(9)  INCOME TAXES

        Effective January 1, 1993, the Company adopted SFAS 109 "Accounting for Income Taxes." Under provisions of SFAS 109 the Company elected not to restate prior years and has determined that the cumulative implementation was immaterial. The effect of this change in the 1993 operations was also not material.

        The (provision) benefit for income taxes is as follows:

                                               1994           1993
                                               ----           ----
Current                                     $(136,000)       55,948
Deferred                                     (300,000)       88,052
                                            ---------       -------

                                            $(436,000)      144,000
                                            =========       =======

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9)  INCOME TAXES - CONTINUED

        The (provision) benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

                                                                         1994        1993
                                                                         ----        ----
          Income tax (expense) benefit at federal statutory rates   $(392,000)     60,000
          State income taxes                                          (50,000)     10,000
          Common stock received in settlement                               -     (26,000)
          Income taxes for discontinued operations                     16,000      82,000
          Other                                                       (10,000)     18,000
                                                                    ---------     -------

                                                                    $(436,000)    144 000
                                                                    =========     =======

        Deferred income taxes have been established to reflect timing differences between financial reporting and income tax purposes. The primary differences are as follows:

                                                                         1994        1993
                                                                         ----        ----
      Condemnation sales                                             $300,000           -
                                                                     ========        ====


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

          The Company leases certain office equipment under operating lease agreements. Those agreements require monthly payments of $198 which expire between 1995 and 1996. Annual lease expense under these agreements is $2,375 and $1,974 for the years ended December 31, 1994 and 1993. Minimum payments under the noncancellable operating leases are as follows:


               YEAR                                               AMOUNT
               ----                                               ------
               1995                                               $2,375
               1996                                                  395
                                                                   -----
               Total                                              $2,770
                                                                  ======

(14)  SIGNIFICANT CUSTOMERS

      The Company had land sales to the following significant customers in 1994 and 1993:

                                                        1994        1993
                                                        ----        ----

         Customer A                                 $979,000           -

         Customer B                                 $254,000     352,000


(15)  STOCK OPTION PLAN

          In 1994, the Company established a stock option plan wherein the five directors and the Company's president were each granted options to acquire 25,000 shares of the Company's stock at $2.50 per share. The options vest as follows: 9,000 shares at the option date and 8,000 shares in 1995 and 8,000 shares in 1996

                      UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


16)  SUBSEQUENT EVENTS

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

                                                            Salt Lake City, Utah



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



                                                          /s/ Tanner + Co.
                                                          ----------------
                                                          Tanner + Co.

June 21, 1996 except for note 15,
which is dated July 10, 1996

                     UTAH RESOURCES INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                              DECEMBER 31, 1995



     ASSETS
     ------
Cash and cash equivalents                                           $  765,831
Accounts receivable from related parties                               372,622
Notes receivable                                                       178,989
Income tax receivable                                                  212,328

Property and equipment, net of
 accumulated depreciation and
 amortization of $36,409                                                36,959

Real estate held for resale                                            854,821
Royalty interest in petroleum and mineral
 production, net of amortization of $41,034                              9,176
Other assets                                                            10,599
Net assets of discontinued operations                                      657
                                                                    ----------
                                                                    $2,441,982
                                                                    ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                                    $  276,446
Accrued expenses                                                       312,474
Earnest money deposits                                                  36,000
Notes payable                                                          599,627
                                                                    ----------

      Total liabilities                                              1,224,547
                                                                    ----------

Minority interest                                                      152,113

Commitment and contingencies                                                 -

Stockholders' equity:
 Common stock; par value $.10 per share,
   5,000,000 shares authorized,
   1,851,198 shares issued and outstanding                             185,120
Additional paid-in capital                                             348,757
Retained earnings                                                      531,445
                                                                    ----------

      Total stockholders' equity                                     1,065,322
                                                                    ----------
                                                                    $2,441,982
                                                                    ==========

See accompanying notes to consolidated financial statements.

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                          ---------------------
                                                              1995       1994
                                                          ----------  ---------
Sales                                                     $  587,663  2,274,222

Cost of sales                                                156,250    567,453
                                                          ----------  ---------

       Gross profit                                          431,413  1,706,769

General and administrative expenses                        1,045,854    678,368
                                                          ----------  ---------

       Income (loss) from operations                        (614,441) 1,028,401
                                                          ----------  ---------

Other income (expense):
   Rental income                                                   -     32,183
   Royalty income                                             61,006     92,455
   Interest and dividend income                              102,794     50,458
   Interest expense                                          (51,279)   (60,020)
   Other income (expense)                                     35,906    (18,074)
                                                          ----------  ---------

       Total other income (expense)                          148,427     97,002
                                                          ----------  ---------

Income (loss) before minority interest and
 provision for income taxes                                 (466,014) 1,125,403

Minority interest in net (loss) of subsidiaries               26,988     29,109
                                                          ----------  ---------

Income (loss) before provision for income taxes
 and discontinued operations                                (439,026) 1,154,512

Income tax (provision) benefit                               179,000   (436,000)
                                                          ----------  ---------

Income (loss) from continuing operations                    (260,026)   718,512

Discontinued operations:
   Income from discontinued operations net of income
   taxes of $48,000                                           93,407          -
   Loss from disposal of discontinued operations
   net of income taxes benefit of $275,000
   and $16,000                                              (583,000)   (31,416)
                                                          ----------  ---------

       Total discontinued operations                        (489,593)   (31,416)
                                                          ----------  ---------

Net income (loss)                                         $ (749,619)   687,096
                                                          ==========  =========
Earnings (loss) per share                                      $(.46)       .54
                                                               =====        ===

See accompanying notes to consolidated financial statements.

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1995 AND 1994


                                     COMMON STOCK        ADDITIONAL
                                 --------------------      PAID-IN     RETAINED
                                  SHARES      AMOUNT       CAPITAL     EARNINGS
                                 ---------   --------    ----------   ---------
Balance, January 1, 1993         1,284,027   $128,403      127,174      722,431

Net income                               -          -            -      687,096
                                 ---------   --------      -------    ---------

Balance, December 31, 1994       1,284,027    128,403      127,174    1,409,527

Common stock issued to
purchase subsidiary valued
at book value of subsidiary
($.43 per share)                   590,000     59,000      196,503            -

Common stock issued for
services in acquisition
of subsidiary valued at
$.43 per share                      76,000      7,600       25,080            -

Repurchase of stock
through land issuance at
$.10 per share                    (102,429)   (10,243)           -            -

Common stock issued in
settlement of dispute valued
at $.10 per share                    3,600        360            -            -

Dividends                                -          -            -     (128,463)

Net loss                                 -          -            -     (749,619)
                                 ---------   --------      -------    ---------
Balance, December 31, 1995       1,851,198   $185,120      348,757      531,445
                                 =========   ========      =======    =========


See accompanying notes to consolidated financial statements.

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                        -----------------------
                                                            1995         1994
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $  (749,619)    687,096
   Less income from discontinued operation                  (93,407)          -
   Add loss from disposition of discontinued operation      583,000           -
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
       Depreciation and amortization                         12,349      22,756
       Minority interest in net income
        of subsidiaries                                     (26,988)    (29,109)
       Gain on disposition of assets                         (3,106)    (36,267)
       Bad debt expense                                      10,899           -
       Common stock issued for services                      33,040           -
       (Increase) decrease in:
          Accounts receivable                              (118,310)   (238,503)
          Other assets                                         (775)     76,403
          Real estate held for resale                      (237,850)    100,263
          Income tax receivable                            (212,529)    443,201
       (Decrease) increase in:
          Accounts payable                                  115,912       8,302
          Accrued expenses                                   21,143     171,488
          Ernest money deposits                                   -     (10,000)
          Deferred income tax                              (300,000)    300,000
                                                        -----------   ---------

          Net cash provided by (used in)
           continued operation                             (966,241)  1,495,630
          Net cash used in discontinued operations         (104,846)          -
                                                        -----------   ---------

                 Net cash provided by (used in)
                 operating activities                    (1,071,087)  1,495,630
                                                        -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from marketable securities                            -      29,920
   Proceeds from disposition of assets                       18,140     390,000
   Payments on notes receivable                             137,348     160,989
   Purchase of property and equipment                        (2,690)     (7,601)
   Increase in notes receivable                            (112,137)   (206,843)
   Decrease in minority interest                             (4,020)    (51,126)
   Decrease in other assets                                       -       3,289
                                                        -----------   ---------

   Cash from investing activities - continuing operation     36,641     318,628
   Cash from investing activities - discontinued
    operation                                                76,839           -
                                                        -----------   ---------

                 Net cash provided by
                 Investing activities                       113,480     318,628
                                                        -----------   ---------

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED



                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                       -----------------------
                                                           1995         1994
                                                       -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of dividends                                 (128,463)     27,249
    Payments on notes payable                              (90,129)    (72,315)
                                                       -----------   ---------

    Cash for financing activities - continued operation   (218,592)    (45,066)
    Cash for financing activities - discontinued
     operation                                            (196,765)          -
                                                       -----------   ---------

                   Net cash (used in)
                   financing activities                   (415,357)    (45,066)
                                                       -----------   ---------

(Decrease) increase in cash                             (1,372,964)  1,769,192

Cash and cash equivalents, beginning of year             2,138,795     369,603
                                                       -----------   ---------

Cash and cash equivalents, end of year                 $   765,831   2,138,795
                                                       ===========   =========


SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

1995
----
     The Company purchased the assets of another company for common stock valued at $255,503.

     The Company financed the purchase of equipment with debt in the amount of $28,278.

     The Company purchased and retired 102,429 shares of common stock through the issuance of 10.6 acres of land under the terms of a prior year agreement.

     The Company disposed of debt in the amount of $3,933, which was assumed in the sale of land for which the Company received a note receivable.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for


                                       1995       1994
                                     -------     ------
       Interest                      $62,427     36,992
                                     =======     ======

       Income taxes                        -          -
                                     =======     ======


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

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(3) NOTES RECEIVABLE

         The Company has the following notes receivable at December 31, 1995:

         Note receivable from an individual
         due in March, 1996, with interest at
         9%, secured by real estate                                    $138,989

         Note receivable from an individual
         due in September 1995, with interest at
         8%                                                              40,000
                                                                       --------
                                                                       $178,989
                                                                       ========

         Future maturities of notes receivable are as follows:


                YEAR                                                    AMOUNT
                ----                                                    ------
                1996                                                   $ 40,000
                1997                                                    138,989
                                                                       --------
                Total                                                  $178,989
                                                                       ========


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

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5) ACCRUED EXPENSES

         Accrued expenses at December 31, 1995 consist of the following:


            Deficit in investment in partnership                      $168,857
            Accrued interest                                            34,775
            Other accrued expenses                                     108,842
                                                                      --------

                Total                                                 $312,474
                                                                      ========


(6) NOTES PAYABLE

         The Company has the following notes payable at December 31, 1995:


         Note payable to a trust requiring quarterly
         interest payments at 10%, principal due
         in 1996 secured by certain real estate held
         for resale                                                   $400,000

         Notes payable to a governmental entity
         requiring annual payments of approximately
         $15,000 plus interest at 5.94%, secured
         by real estate                                                106,810

         Note payable to entity requiring annual
         payments of $10,386 including interest
         at 9%, secured by real estate                                  67,282

         Note payable to a financial institution
         requiring monthly payments of $491
         including interest at 10.5%, secured
         by a vehicle                                                   23,600

         Other                                                           1,935
                                                                      --------


                Total                                                 $599,627
                                                                      ========

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)  NOTES PAYABLE - CONTINUED


         Future maturities of notes payable are as follows:

              YEAR                                                     AMOUNT
              ----                                                    --------
              1996                                                    $425,849
              1997                                                      24,949
              1998                                                      25,490
              1999                                                      25,992
              2000                                                      27,057
              Thereafter                                                70,290
                                                                      --------

              Total                                                   $599,627
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

         Effective March 31, 1996, the Company sold Midwest to its former owner. The Company received back its 590,000 shares of common stock and agreed to forgive $317,000 due from Midwest as a result of net cash advances made to Midwest by the Company. The return of the 590,000 shares of common stock to the Company was recorded at no value as the Company exchanged its ownership in Midwest for the return of the shares of the Company. The 1995 financial statements reflect a write down of approximately $780,000 for its investment in Midwest to its estimated realizable value.

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

        Condensed financial information for Midwest is as follows at December 31, 1995 and for the period June 13, 1995 (date of acquisition) through December 31, 1995:

                                BALANCE SHEET

                              DECEMBER 31, 1995


                                                        ELIMINATIONS
                                                             AND
                                                          ADJUSTMENT
                                              SERVICE         TO
                                   MIDWEST    STATION  REALIZABILITY      TOTAL
                                ----------  ---------  -------------  ---------
         Assets                 $3,836,017          -      (731,994)  3,104,023
                                ==========  =========  =============  =========

         Liabilities             3,439,107    159,077      (542,818)  3,055,366

         Equity                    396,910   (159,077)     (237,176)        657
                                ----------  ---------  -------------  ---------

            Total liabilities
              and equity        $3,836,017          -      (779,994)  3,056,023
                                ==========  =========  =============  =========


        Included in the adjustment is $731,994 loss recognized on disposition of discontinued operations.


                           STATEMENT OF OPERATIONS

                       PERIOD ENDING DECEMBER 31, 1995



                                        MIDWEST
                                     -------------
                                     JUNE 13, 1995     SERVICE
                                        (DATE OF       STATION
                                      ACQUISITION)    ----------
                                         THROUGH      YEAR ENDED
                                      DECEMBER 31,   DECEMBER 31,
                                           1995          1995            TOTAL
                                       ----------     ----------     ---------
         Revenues                      $5,598,542              -     5,598,542

         Costs and expenses             5,457,135              -     5,457,135
                                       ----------     ----------     ---------

         Net income before income tax     141,407              -       141,107

         Income tax expense                48,000              -        48,000

                                       ----------     ----------     ---------
         Net income                    $   93,407              -        93,407
                                       ==========     ==========     =========

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


(9) INCOME TAXES

         The (provision) benefit for income taxes is as follows:


         Continuing operations

                                                              1995        1994
                                                          --------    --------
              Current                                     $106,000    (136,000)
              Deferred                                      73,000    (300,000)
                                                          --------    --------

                 Total continuing operations              $179,000    (436,000)
                                                          ========    ========

         Discontinued operations

                                                              1995        1994
                                                          --------     -------
              Current                                     $      -     (16,000)
              Deferred                                     227,000           -
                                                          --------     -------

                 Total continuing operations              $227,000     (16,000)
                                                          ========     =======

         The (provision) benefit for income taxes differs from the amount computed at the federal statutory rate as follows:


         Continuing operations

                                                              1995        1994
                                                          --------    --------
         Income tax (expense) benefit at federal
          statutory rates                                 $158,000    (392,000)
         State income taxes                                 23,000     (50,000)
         Other                                              (2,000)      6,000
                                                          --------    --------

                 Total current income taxes               $179,000    (436,000)
                                                          ========    ========

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(9) INCOME TAXES - CONTINUED



         Discontinued Operations

                                                              1995        1994
                                                          --------    --------
         Income tax (expense) benefit at
          federal statutory rates                         $227,000      (7,000)
         State income taxes                                 20,000      (2,000)
         Other                                             (20,000)     (7,000)
                                                          --------     -------

                 Total                                    $227,000     (16,000)
                                                          ========     =======


         Deferred income taxes have been established to reflect timing differences between financial reporting and income tax purposes. The primary differences are as follows:


                                                              1995        1994
                                                         ---------     -------
         Condemnation sales                              $ 300,000     300,000
         Discontinued operations                          (227,000)          -
         Net operating loss carryforward                   (73,000)          -
                                                         ---------     -------

                                                         $       -     300,000
                                                         =========     =======

(10) LITIGATION

         The Company is involved in certain litigation where the Company has prevailed. The opposing side has filed an appeal of the decision. It is not known the final outcome but the Company is vigorously defending its position. Management believes that the final outcome will not have a material adverse effect on the financial position, operations, and cash flow of the Company.

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

        The Company is aware of certain unasserted claims which could result in claims in excess of amounts accrued in the financial statements. Management believes that any such claim, if asserted, will not result in any adverse affect on the financial position, operations, and cash flows of the Company.

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

        The Company leases certain equipment under operating lease agreements. Those agreements require monthly payments of $531 which expire between 1996 and 1998. Annual lease expense under these agreements is $6,089 and $2,375 for the years ended December 31, 1995 and 1994. Minimum payments under the noncancellable operating leases are as follows:



              YEAR                      AMOUNT
              -----                     -------
              1996                      $ 6,761
              1997                        6,366
              1998                        2,653
                                        -------

              Total                     $15,780
                                        =======

                      UTAH RESOURCES INTERNATIONAL, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(13) SIGNIFICANT CUSTOMERS

        The Company had land sales to the following significant customers in 1995 and 1994:

                                               1995           1994
                                            -------        -------
              Customer A                   $      -        979,000

              Customer B                   $152,000        254,000



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