Form 10KSB/A
period 1996-12-31
UTAH RESOURCES INTERNATIONAL INC
filed 1997-11-13
CIK 353793

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

           PART I                                  None

           PART II                                 None

           PART III

                Item 13 - Exhibits and       Exhibits as specified in
                Reports on Form 8-K          Item 13 of this Report



     Attached as amendment number 1 to this Form 10-KSB, is: (1) a revised text of the Form 10-KSB; and (2) revised financial statements. These revisions were made pursuant to comment letters issued by the SEC, dated March 28, 1997 and June 27, 1997.

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



     On May 17, 1996, Mark G. Jones, a shareholder and director of the company and controlling shareholder of Mark Technologies Corporation, brought a shareholders derivative suit captioned as Mark Technologies Corp., et al. v. Utah Resources International, Inc. et al., which was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Section State Action") against the Company, E. Jay Sheen, R. Dee Erickson and Lyle Hurd, directors of the Company and IMCC. The Second State Action, included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent.

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


     Subsequent to the period covered by this report, in February, 1997, the Company filed a Schedule 13e-3 and Preliminary Proxy Statement with the Securities and Exchange Commission (the "SEC"). The Schedule 13e-3 and Preliminary Proxy Statement related to a solicitation of proxies by the Company to be used at an anticipated meeting of the shareholders of the Company to consider and vote upon: (i) a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding stock on the basis that each 1,000 shares of the common stock then outstanding will be converted into one share, at $3.35 per share pre-reverse-split price, with fractional shareholders given the option to either receive cash in lieu of their resulting fractional share or purchase additional fractional shares at $3.35 per share to round up to one whole share following the reverse split; (ii) the election of directors; (iii) an amendment to the by-laws changing the annual meeting date; (iv) certain proposals submitted by Mark G. Jones on behalf of Mark Technologies Corporation, a greater than 10% shareholder of the Company, and other matters.

     The SEC reviewed the Schedule 13e-3 and Preliminary Proxy Statement and issued a comment letter to the Company, dated March 28, 1997. The Company revised the Schedule 13e-3 and Preliminary Proxy Statement, which documents were filed with the SEC on June 5, 1997. On June 27, 1997, the SEC issued the Company a second comment letter. The SEC's second comment letter included issues with respect to the financial statements which were a part of the Company's 1996 Form 10-KSB. These financial issues required fuller disclosure of the accounting treatment of the Company's partnership interests, greater detail on the reporting of the discontinuance of the Midwest Railroad Construction and Maintenance Corporation of Wyoming transaction, and a detailed disclosure of the Company's oil and gas royalty interests pursuant to FASB 69. The FASB 69 disclosures sought by the SEC took almost four months to complete since the Company's access to the oil and gas disclosure information required the Company to obtain an independent report which encompassed all of the FASB 69 disclosures.

     Because the Company has not had an annual meeting of its shareholders since January, 1995, and because the Company cannot control the SEC review process (which has now gone on for more than 7 months), the Company has chosen to proceed with an annual meeting of shareholders in which the items up for shareholder vote will be (a) the election of directors; and (b) certain proposals submitted by shareholders of the Company, and other matters. Once the SEC satisfactorily completes its review of the Schedule 13e-3 and Preliminary Proxy Statement and other required documents (including a registration statement), the Company plans to hold a special meeting to address all matters set forth in the Schedule 13e-3 and Preliminary Proxy Statement.


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

Employees
---------

     In 1996, the Company employed two full-time employees and no part-time employees. Pursuant to the Stock Purchase Agreement, the Company and John Fife have agreed to enter into an employment agreement which would provide for, among other things, (i) the employment of Mr. Fife as President, CEO, Chairman of the Board of the Company and (ii) compensation to be paid to Mr. Fife of no more than $200,000 for any year during the employment period. At this time no employment agreement has been entered into with Mr. Fife. The Company's Board, in a 3-2 vote passed a resolution delaying the negotiation of the terms of the John Fife employment agreement until after the shareholders vote on the proposed reverse stock split. To date, the Company has not paid, nor has any salary accrued to John Fife for his services as President. URI and its subsidiary currently employ Gerry Brown on a full-time basis, to act as the Vice President of the Company, where he provides real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. The Company executed and presented Mr. Brown with a three year employment agreement on June 28, 1995, which employment agreement remains unexecuted by Mr. Brown. Mr. Brown received compensation from the Company during the years 1994, 1995 and 1996 as set forth in the Summary Compensation Table on Page 31. Ladd Worth Eldredge is employed by the Company as its Secretary, Treasurer, CFO and office manager. From June 1995 through April 1996, Robert D. Wolff served as the CEO of the Company, with an annual salary of $125,000 and quarterly bonus of $25,000. Gerry Brown served as President of the Company. Ladd Worth Eldredge was employed as the Company's Secretary, Treasurer, CFO and office manager. No employees are party to a collective bargaining agreement with URI.

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

Office Space
------------


     URI leases an office for its headquarters at 297 W. Hilton Drive, Suite #4, St. George, Utah. John Fife, President and CEO of the Company, maintains his office at 360 E. Randolph Street, Suite 2402, Chicago, Illinois 60601, where he carries out the business of the Company. To date, the Company has not reimbursed Mr. Fife for the cost of the office space and related administrative costs incurred on behalf of the Company and these costs have not been accrued by the Company.

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

On April 5, 1996, the Company entered into a letter of intent ("Letter of Intent") with IMCC to sell a controlling interest in the Company to IMCC, at a purchase price equal to $3.35 per share. On May 17, 1996, Mark G. Jones, a shareholder and director of the Company and controlling shareholder of Mark Technologies Corporation, brought a shareholders derivative suit captioned as Mark Technologies Corp. et al. v. Utah Resources International, Inc., et al., which was filed as Civil No. 96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action"), against the Company, E. Jay Sheen, R. Dee Erickson and Lyle Hurd, directors of the Company, and IMCC. The Second State Action included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent. On June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd and E. Jay Sheen ("Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement. The second settlement agreement was among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), whereby the parties agreed, among other things, to dismiss the First Federal Action, the Order to Show Cause, the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement. On July 19, 1996, the notice of hearing on proposed settlement of the Second State Action, the First State Action and the First Federal Action and the notice of hearing on petition to terminate the 1993 Settlement Agreement was mailed to all the Company's shareholders of record as of June 24, 1996. Among other things, the notice provided that the 1996 Settlement Agreement and the Morgan Settlement Agreement (together the "Settlement Agreements") were to be considered approved by the court on August 12, 1996, and that all objections to the Settlement Agreements had to be presented at that time. On August 9, 1996, shareholders Jenny T. Morgan, (a shareholder and director of the Company) Gerard E. Morgan, John C. Morgan and Karen J. Morgan ("Objectors") filed an objection to the hearing and requested that the court continue the settlement approval hearing until after the Company's shareholders vote on the Settlement Agreements and the IMCC Stock Purchase Agreement. In their objections and request for continuance of hearing, the Objectors, among other things, claimed that they had insufficient information with which to evaluate the Stock Purchase Agreement betwen IMCC and the Company; that they objected to the "no shop" provision contained in the Letter of Intent; that they had insufficient information regarding John Fife, the sole shareholder of IMCC, and that they needed additional time and information to evaluate the fairness of the Stock Purchase Agreement, and to have the opportunity to solicit other competitive bids to sell the Company. Further, the Objectors alleged that the Company had failed to provide documentation relating to the Stock Purchase Agreement to them. After considering the Objectors' and the parties initial arguments, the court granted both the parties and the Objectors an additional seven days, through August 19, 1996, to submit written memoranda in support of their positions. Both the Objectors and the parties submitted written memoranda supporting their positions in regard to the Settlement Agreements and the Stock Purchase Agreement. On or about August 23, 1996 the court in the Second State Action reviewed and considered the 1996 Settlement Agreement, the Stock Purchase Agreement and the 1993 Settlement Agreement, written memoranda submitted by various parties and other comments and objections and ordered that: (1) the notice given pursuant to Rule 23.1 of the applicable rules of civil procedure for the State of Utah was adequate, fair and proper; (2) the procedural and substantive objections of Jenny T. Morgan (a director and shareholder of the Company), Gerald E. Morgan, John C. Morgan and Karen J. Morgan be overruled;
(3) the 1996 Settlement Agreement was fair, adequate and reasonable; (4) the Petition to Terminate the 1993 Settlement Agreement was fair, adequate and reasonable; and (5) the 1996 Settlement Agreement and Petition to Terminate the 1993 Settlement Agreement was approved. As required by the Transaction Agreements, as defined below, the 1996 Settlement Agreement and the Morgan Settlement Agreement were approved by the Third Judicial District Court of Salt
Lake County, West Valley Department Utah, on or about   August 28, 1996.  The
Order to Show

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

     STOCK PURCHASE AGREEMENT
     ------------------------
     In late 1995 and early 1996, the Board of Directors began investigating potential buyers and soliciting offers to purchase a controlling interest in the Company. The Board of Directors wished to: (i) spin off the Midwest Railroad Construction and Maintenance Corporation of Wyoming, and remove
Robert D. Wolff as CEO of the Company, for the more detailed description of the Share Exchange Agreement, the subsequent litigation and the Split-Off Agreement, see the Sections entitled "ITEM 1. DESCRIPTION OF BUSINESS (a) Business Development/Share Exchange Agreement", "ITEM 3. LEGAL PROCEEDINGS", and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION/Discontinued Operations;" (ii) infuse capital into the Company; and
(iii) provide a mechanism whereby the minority shareholders would have opportunity to receive fair value for their shares. With respect to the Board's third goal, the Company's history of sporadic trading in a narrow margin rendered the shares virtually illiquid and the protracted and costly litigation engulfing the Company consumed corporate assets and the time and attention of the Board of Directors and the management, thereby significantly reducing the Company's profits and distributions. In a ten year period ending January 1995, the Company made only one $.10 distribution in January 1995.
John H. Morgan, Jr. and Daisy R. Morgan resigned as directors of the Company in
December 1995.   Pursuant to the terms of the 1993 Settlement Agreement, John
H. Morgan, Jr. and Daisy R. Morgan exercised their powers of appointment and appointed Jenny T. Morgan and Mark G. Jones, respectively, to serve as directors in their place. John H. Morgan, Jr. and Daisy R. Morgan were parties to the 1993 Settlement Agreement. The remaining members of the Board of Directors demanded that both Jenny T. Morgan and Mark G. Jones, agree, in writing, to be bound by the terms of the 1993 Settlement Agreement as though they had been made parties to the 1993 Settlement Agreement before commencing their responsibilities as directors of the Company. Mark G. Jones and Jenny T. Morgan refused to enter into that written agreement until April 1996, at which time they executed a written commitment to be bound by the terms of the 1993 Settlement Agreement and were seated as directors of the Company.



     In addition to pursuing outside buyers for the Company, the Company was also actively pursuing settlement of all litigation with the Company. In February and March of 1996, the Company had discussions with John Fife, the President and sole shareholder of IMCC regarding a transaction or transactions between the Company and IMCC. During the course of these discussions, the Company communicated its goals to John Fife. Prior to entering into the Letter of Intent (as hereinafter defined), John Fife, entered into a letter agreement by and among John Fife, Ernest Muth, a party to the 1993 Settlement Agreement ("Muth"), Thomas Ralphs, a party to the 1993 Settlement Agreement ("Ralphs") and Precious Metals, Inc. dated as of March 30, 1996 (the "Letter Agreement"), which Letter Agreement was assigned to IMCC. Under the terms of the Letter Agreement, John Fife had the option to purchase all, but not less than all, of the shares of stock of the Company held by or beneficially owned or controlled by Muth and Ralphs (approximately 90,000 shares), at an option exercise price of $4.00 per share. John Fife paid Muth and Ralphs an aggregate of $15,000, which amount is a non-refundable option payment to be applied to the ultimate purchase price. During the option, which expired 60 days after March 30, 1996, John Fife was granted a proxy to vote the shares held by Muth and Ralphs. In addition, the Letter Agreement provided that upon the exercise of the option to purchase the shares of the Company, Muth and Ralphs would assign their rights and obligations under the 1993 Settlement Agreement to John Fife. IMCC, in turn, submitted its letter of intent to the Board of Directors of the Company, dated as of April 5, 1995 (the "Letter of Intent"). The Letter of Intent provided that: (1) the Company would issue and IMCC would purchase shares which would represent a 51% ownership interest in the Company; (2) IMCC would pay the Company $3.35 per share for the stock; (3) IMCC would pay 10% of the purchase price in cash at the closing with the balance due pursuant to a five year promissory note; (4) the note would be secured with the stock purchased by IMCC; (5) IMCC would have a ten year option to purchase 150,000 or more additional shares of stock in order to maintain its 51% ownership interest in the Company; (6) following the Closing of the purchase of stock, IMCC would cause the Company to undertake a 12,500 to 1 reverse stock split at $3.35 per share with fractional shareholder being given the option to purchase additional shares to round up to the next whole share or a tender offer; (7) the Company agreed to indemnify IMCC and its shareholders and directors from and against any liability to the Company's shareholders, officers and/or directors arising out of IMCC's negotiation, excution and/or consummation of the Letter of Intent, the Stock Purchase Agreement and the transactions contemplated by the Letter of Intent; and (8) IMCC agreed to take all actions necessary to cause the Company to honor the Company's obligations to indemnify its officers and directors to the fullest extent permitted by law, including, but not limited to, the advancement of their legal fees and costs in connection with all present and future litigation involving them in their capacities as officers and directors of the Company. In addition to reviewing the IMCC offer, the Company entertained other written offers including one from Mark Jones, a director and shareholder of the Company. The Company entered into the Letter of Intent on April 5, 1996. On April 16, 1996, IMCC filed its Schedule 13D informing the Company's shareholders of its intent to engage in the two step transaction consisting of the acquisition of a majority interest and conducting a reverse stock split or tender offer. It also gave notice of IMCC's intent to cause a class of securities of the Company to be delisted from a national securities exchange or cause a class of securities to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, pursuant to Section 12(g)(4) of the Securities
Exchange Act of 1934.


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


     URI and its subsidiary currently employ Gerry Brown on a full time basis, to act as the Vice President of the Company where he provides real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. The Company executed and presented Mr. Brown with a three year employment agreement on June 28, 1995, which employment agreement remains unexecuted by Mr. Brown. Mr. Brown received compensation from the Company during the years 1994, 1995 and 1996, as set forth on the Summary Compensation Table on page 31.


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


     Giauque, Crockett, Bendinger & Peterson, $25,946.53, as local Utah counsel for IMCC, a company wholly owned by John Fife, director, CEO, President and Chairman of the Board of the Company;

     IMCC, a company wholly owned by John Fife, director, CEO, President and Chairman of the Board of the Company, approximately $5,014.79 for reimbursement of the retainer to Giauque, Crockett, Bendinger & Peterson; and

     Brown Wright & Associates, approximately $19,937.45 as experts for the Company.


     Jenny Tate Morgan, approximately $2,041.23 for expenses related to a deposition for litigation



     Kelly Drye & Warren L.L.P., approximately $2,458.41 for a deposition as counsel for Jenny Morgan.


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



Date:  11/13/97                    By: /s/ John Fife
     ---------------                  ---------------------------------------
                                      John Fife
                                      Its Director, President and Chairman of
                                      the Board, and CEO