Form 10-Q
period 1997-09-30
UTAH RESOURCES INTERNATIONAL INC
filed 1997-11-14
CIK 353793

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

                        Commission File No. ___________

                       UTAH RESOURCES INTERNATIONAL, INC.

--------------------------------------------------------------------------------

       (Exact Name of Small Business Issuer  as Specified in its Charter)


        Utah                                                   87-0273519
        ----                                                   ---------

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

(1)  Yes  X      No
        ------     ------
(2)  Yes  X      No
        ------     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 shares as of September 30, 1997.

     Transitional Small Business Disclosure Format (check one):

Yes           No    X
   --------     --------

                                    PART I
                            FINANCIAL INFORMATION

Item 1.  Financial Statements

                             UTAH RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES


                                                      CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30, 1997
                                                                     (UNAUDITED)

ASSETS
------
Cash and cash equivalents                                             $  334,919
Accounts receivable                                                      303,560
Notes receivable                                                         259,659

Property and equipment, net of accumulated depreciation
 and amortization of $46,430                                              23,347

Real estate held for resale                                              838,454
Royalty interest in petroleum and mineral production,
 net of amortization of $46,055                                            3,318
Other assets                                                              12,382
                                                                      $1,775,639
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                                                      $  417,249
Accrued expenses                                                         309,755
Earnest money deposits                                                    36,000
Notes payable                                                            287,838

    Total liabilities                                                  1,050,842

Minority interest                                                        110,903

Stockholders' equity:
  Common stock; par value $.10 per share, 5,000,000 shares
   authorized, 2,522,808 shares issued and outstanding                   252,281
  Additional paid-in capital                                           4,431,232
  Stock subscription receivable                                       (3,633,159)
  Retained (deficit)                                                    (436,460)

    Total stockholders' equity                                           613,894
                                                                      $1,775,639
                                                                      ==========

             UTAH RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES


               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                          1997              1996                1997               1996
Sales                                                  $       -         $        -         $  517,066         $  178,070

Cost of sales                                                  -                  -            205,010             60,286

    Gross profit                                               -                  -            312,056            117,784

General and administrative expenses                      137,475            828,042            594,349          1,066,144

    Loss from operations                                (137,475)          (828,042)          (282,293)          (948,360)

Other income (expense):
  Royalty income                                          37,919             45,674            144,194            120,574
  Interest income (expense)                                    -             47,702             22,396              5,016
  Other income                                             7,672                600                  -                600

    Total other income                                    45,591             93,976            166,590            126,190

Loss before minority interest and
 income taxes                                            (91,884)          (734,066)          (115,703)          (822,170)

Minority interest in net loss of subsidiaries                  -              3,631                  -              4,679

Loss before provision for income
 taxes and discontinued operations                       (91,884)          (730,435)          (115,703)          (817,491)

Income tax benefit - deferred                                  -                  -                  -             29,600

Loss from continuing operations                          (91,884)          (730,435)          (115,703)          (787,891)

Discontinued operations:
  Income (loss) from discontinued
   operations net of income taxes of
   $-0-, $-0-, $-0-, and $68,000                               -                  -                  -            132,140
  Loss from disposal of discontinued
   operations net of income tax benefit
   of $-0-, $-0-, $-0-, and $48,200                            -            (15,878)                 -           (109,572)

    Total discontinued operations                              -            (15,878)                 -             22,568

Net (loss) income                                      $ (91,884)        $ (746,313)        $ (115,703)        $ (765,323)
                                                       =========         ==========         ==========         ==========

             UTAH RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

Loss per share                                         $   (.36)         $     (.30)        $     (.06)        $     (.37)

Weighted average shares                                2,522,808          2,522,808          2,522,808          2,075,068
                                                       =========         ==========         ==========         ==========

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


------------------------------------------------------------------------------------------------------------------------------------
                                                                            1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(115,703)  $(765,323)
  Less income from discontinued operations                                       -    (132,140)
  Add loss for disposition of discontinued operation                             -     109,572
  Adjustments to reconcile net loss to net cash
   (used in) operating activities:
    Depreciation and amortization                                            5,694       6,820
    Minority interest in net loss of subsidiaries                                -      (4,679)
    (Increase) decrease in:
      Accounts receivable                                                  (40,892)     90,640
      Real estate held for resale                                           37,634     199,688
      Income tax receivable                                                      -      (9,800)
    (Decrease) increase in:
      Accounts payable                                                     164,785     (85,057)
      Accrued expenses                                                    (236,315)    (47,871)

      Net cash used in continuing operations                              (184,797)   (638,150)
      Net cash provided by discontinued operations                               -      23,273

        Net cash used in
        operations activities                                             (184,797)   (614,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (512)       (616)
  Increase (decrease) on notes receivable                                 (118,987)     21,535
  Decrease in other assets                                                 124,629           -

  Cash provided by investing activities - continuing operations              5,130      20,919
  Cash from investing activities - discontinued operations                       -           -

        Net cash provided by
        investing activities                                                 5,130      20,919

                             UTAH RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES



                                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                                       CONTINUED

------------------------------------------------------------------------------------------------------------------------------------

                                                            1997       1996
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                    (3,272)  (419,270)
  Issuance of common stock                                          -    641,146
  Purchase of common stock                                          -   (135,849)

  Cash used in financing activities - continued operations     (3,272)    86,027
  Cash for financing activities - discontinued operations           -          -

      Net cash provided by
      financing activities                                     (3,272)    86,027

Decrease in cash                                             (182,939)  (507,931)

Cash and cash equivalents, beginning of period                517,858    765,831

Cash and cash equivalents, end of period                     $334,919   $257,900
                                                             ========   ========


SUPPLEMENTAL SCHEDULE FOR NON-CASH ACTIVITIES:

     1996
     ----
In July 1996, the Company sold 1,275,912 shares of the Company's common stock for $3.35 per share. The Company received $641,146 in cash and a receivable for the balance of $3,633,159.

The Company also issued 2,625 shares of stock to an individual to relieve a liability that had been accrued in the amount of $11,180.

As part of the split up with Midwest Railroad, the Company received back 590,000 shares of its own common stock.

                             UTAH RESOURCES INTERNATIONAL, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

(1) The unaudited financial statements include the accounts of Utah Resources International, Inc., and subsidiaries and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997 and the results of operations for three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

(2) Loss per common share is based on the weighted average number of shares outstanding during the period.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     RESULTS OF OPERATIONS

     The Company did not have land sales during the quarter ended September 30, 1997 or during the quarter ended September 30, 1996. The Company had land sales of $517,066 for the nine month period ended September 30, 1997, as compared with land sales of $178,070, for the nine month period ended September 30, 1996. There was interest income (net of interest expenses) in the amount of $22,396 during the first nine months of 1997, as compared with interest income (net of interest expenses) of $5,016 for the same period in 1996, the difference between the two is due in part, to payments due under the Mortenson Note, which note was paid in full in 1996. Income on royalties from production under oil and gas and mineral leases amounted to $37,919 for the quarter ended September 30, 1997, which was down from $45,674 for the quarter ended September 30, 1996. However, the income on royalties from production under oil and gas and mineral leases for the nine month period ended September 30, 1997, is $144,194, which is an increase over the $120,574 which was earned over the same period in 1996.

     There was no cost of land sold in the third quarter of 1997 and 1996. For the nine month period ending September 30, cost of land sold rose from $60,286 in 1996 to $205,010 in 1997.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash requirements of the Company are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note, as discussed below. The ratio of assets to liabilities at September 30, 1997 was approximately 1.69 to 1. The Company's assets as of September 30, 1997 were $1,775,639, as against liabilities of $1,050,842.

     The Company presently anticipates that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

     General and administrative expenses decreased from 1996 to 1997 for the nine month period ended September 30. For the third quarter, general and
administrative expenses fell from $828,042 in 1996 to   $137,475 in 1997.
Furthermore, for the nine month period ended September 30, general and administrative expenses decreased from $1,066,144 in 1996 to $594,349 in 1997. A significant portion of such expenses in 1996 and 1997 were legal fees and expenses incurred on behalf of the Company. The large general and administrative expenses in 1996 were due in large part to litigation and payment of legal fees incident to the settlement of litigation involving the Company. Furthermore, from July of 1996 through the present, the Company has been engaged in activities to: (i) bring the Company into compliance with various state and federal securities laws; (ii) hold an annual meeting for shareholders; (iii) perform a 1,000 to 1 reverse stock split at $3.35 per share, as required by the 1996 Settlement Agreement; and (iv) take the Company to a non-Securities and Exchange Commission ("SEC") reporting status. In order to bring the Company into SEC reporting compliance, the Company filed its; (1) 1995 Form 10-KSB with the SEC on January 8, 1997, (2) Form 10-QSB for the first, second and third quarters of 1996 on January 22, 1997, (3) 1996 Form 10-KSB on May 28, 1997, (4) first quarter 10-QSB on June 5, 1997 and (5) Form 10-QSB for second quarter 1997 on August 14, 1997. With respect to the reverse stock split, in February 1997, the Company filed a Schedule 13e-3 and Preliminary Proxy Statement with the Securities and Exchange Commission (the "SEC"). The Schedule 13e-3 and Preliminary Proxy Statement related to a solicitation of proxies by the Company to be used at an anticipated meeting of the shareholders of the Company to consider and vote upon: (i) a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding stock on the basis that each 1,000 shares of the common stock then outstanding will be converted into one share, at $3.35 per share pre-reverse-split price, with fractional shareholders given the option to either receive cash in lieu of their resulting fractional shares or purchase additional fractional shares at $3.35 per share to round up to one whole share following the reverse split;
(ii) the election of directors; (iii)   an amendment to the by-laws changing
the annual meeting date; (iv) certain proposals submitted by Mark G. Jones on behalf of Mark Technologies Corporation, a greater than 10% shareholder of the Company, and other matters.

     The SEC reviewed the Schedule 13e-3 and Preliminary Proxy Statement and issued a comment letter to the Company, dated March 28, 1997. The Company revised the Schedule 13e-3 and Preliminary Proxy Statement, which documents were filed with the SEC on June 5, 1997. On June 27, 1997, the SEC issued the Company a second comment letter. The SEC's second comment letter included additional issues with respect to the financial statements which were a part of the Company's 1996 Form 10-KSB. These financial issues required additional supplemental disclosure of the accounting treatment of the Company's partnership interests, greater detail on the reporting of the discontinuance of the Midwest Railroad Construction and Maintenance Corporation of Wyoming transaction, and a detailed disclosure of the Company's oil and gas royalty interests pursuant to FASB 69. The FASB 69 disclosures sought by the SEC took almost four months to complete since the Company's access to the oil and gas disclosure information was limited and required the Company to obtain an independent petroleum engineers report which encompassed all of the FASB 69 disclosures.

     Because the Company has not had an annual meeting of its shareholders since January, 1995, and because the Company cannot control the SEC review process (which has now gone on for more than 7 months), the Company has chosen to proceed with an annual meeting of shareholders to elect directors and to consider certain shareholder proposals. Once the SEC satisfactorily completes its review of the Schedule 13e-3 and Preliminary Proxy Statement and other required documents (including a registration statement), the Company plans to hold a shareholders meeting.

     These activities have imposed a significant drain on the Company's resources. The Company anticipates that once the reverse stock split is completed and the Company ceases to be an SEC reporting Company, the Company's future legal fees and other administrative expenses will decrease significantly.

     The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. During the third quarter of 1997, $11,476 was expended toward this clean-up operation and approximately $48,288 has been expended by the Company from January 1, 1997 to date.

     It is anticipated that the Company's need for cash in excess of its present resources will be met through revenues and real estate secured borrowings. The Company does not have backup lines of credit.

     The Company has no additional plans for major capital expenditures beyond the cost of improving portions of its' real property.

     The Company's business is influenced by interest rates, inflation and market demands. Its' royalty income from oil and gas interests is affected by fluctuations in the price of oil and the related decisions to drill new wells and the rates at which wells are pumped. The Company has no control over the oil and gas field operations.

      As of July 3, 1996, the Company holds a promissory note from Inter-Mountain Capital Corporation, a Delaware corporation ("IMCC"), which is wholly owned by John Fife (the President and CEO of the Company), in the original principal amount of $3,633,159.42 (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing the Stock Purchase Agreement, by and between IMCC and the Company dated as of July 3, 1996, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the
Note is expected to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid the Company $197,872.52, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the 1,275,912 shares purchased by IMCC as evidenced by a stock pledge agreement, dated as of July 3, 1996 between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note.


                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings.
     None


Item 2. Changes in Securities.
     None


Item 3. Defaults Upon Senior Securities.
     None


Item 4. Submission of Matters to a Vote of Security Holders.
     None


Item 5. Other Information.
     None


Item 6. Exhibits and Reports on Form 8-K.
     None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Utah Resources International, Inc.



Date: November 13, 1997                     /s/ John Fife
                                            ------------------------------------
                                            John Fife, President and CEO


Date: November 13, 1997                     /s/ Ladd Worth Eldredge
                                            ------------------------------------
                                            Ladd Worth Eldredge, Chief Financial
                                            Officer