Form 10KSB
period 1997-12-31
UTAH RESOURCES INTERNATIONAL INC
filed 1998-03-30
CIK 353793

                                 FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ANNUAL REPORT

         PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 [FEE REQUIRED]

                           For the Fiscal Year Ended
                               DECEMBER 31, 1997

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

     Issuer's revenues for its most recent 1997 Fiscal Year was $954,420.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, based on the last sales transaction prior to year end 1997, which occurred December 29, 1997, at approximately $1.25 per share, is $1,148,232.50.

     The number of shares of Common Stock, $.10 par value, outstanding on November 19, 1997 was 2,522,808 shares.

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

     On May 17, 1996, Mark G. Jones, a shareholder and director of the Company at the time and controlling shareholder of Mark Technologies Corporation, brought a shareholders derivative suit captioned as Mark Technologies Corp., et
                                                    ---------------------------
al. v. Utah Resources International, Inc. et al., which was filed as Civil No.
------------------------------------------------
96-090-3332CV in the Third Judicial Court of Salt Lake County, Utah (the "Second State Action") against the Company, E. Jay Sheen, R. Dee Erickson and Lyle Hurd, directors of the Company and IMCC. The Second State Action, included, among other things, a request for the issuance of a temporary restraining order and injunction against the transactions contemplated in the Letter of Intent.

     On or about June 26, 1996, the Company entered into two settlement agreements. The first settlement agreement was by and among the Company, John
H. Morgan, Jr., Daisy R. Morgan, IMCC, John Fife, Robinson & Sheen, L.L.C., R. Dee Erickson, Lyle D. Hurd, and E. Jay Sheen (the "Morgan Settlement Agreement"), whereby certain disputes among the parties were resolved and settled and the parties agreed to use their best efforts to terminate the 1993 Settlement Agreement, as defined below. A copy of the Morgan Settlement Agreement is attached as Exhibit 10.37 to the Company's Form 10-KSB for the fiscal year ending December 31, 1995, filed with the SEC on January 8, 1997. The "1993 Settlement Agreement" was the result of the settlement of a shareholders' derivative action captioned as Ernest Muth, et al. v. John H.
                                             ------------------------------
Morgan, Jr. et al., which was filed as Civil Number C-87-1632 in the Third
------------------
Judicial District Court of Salt Lake County, Utah (the "First State Action"), where plaintiffs therein alleged, among other things, that the officers and directors of the Company committed various breaches of their fiduciary duties to the Company. A settlement agreement in the First State Action was entered on April 6, 1993 (the "1993 Settlement Agreement"). On or about July 21, 1995, attorneys for the Company on behalf of the Company filed an action against John
H. Morgan, Jr., and Daisy R. Morgan, directors of the Company, to enforce the 1993 Settlement Agreement in the First State Action which resulted in certain findings of fact and conclusions of law and an order enforcing the 1993 Settlement Agreement entered by Judge Michael R. Murphy on October 4, 1995 (the "Murphy Order"). The Murphy Order was appealed by John H. Morgan, Jr. and Daisy R. Morgan and cross-appealed by the Company. An Order to Show Cause was subsequently filed in the First State Action on behalf of the Company by attorneys for the Company against John H. Morgan, Jr., Daisy R. Morgan, Mark G. Jones and others (the "Order to Show Cause"). The second settlement agreement was by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark
G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement), whereby the parties, among other things, agreed to dismiss the Second State Action and to use their best efforts to terminate the 1993 Settlement Agreement and to settle certain other litigation. A copy of the 1996 Settlement Agreement is attached as Exhibit 10.38 to the Company's Form 10-KSB for the fiscal year ending December 31, 1995, filed with the SEC on January 8, 1997. For a more detailed description of the Company's legal proceedings, see "Item
3. Legal Proceedings," and copies of the Morgan Settlement Agreement and the 1996 Settlement

Agreement which were attached as Exhibits 10.37 and 10.38 respectively to the Company's Form 10-KSB for the fiscal year ending December 31, 1995, filed with the SEC on January 8, 1997. In addition, the 1996 Settlement Agreement amended certain provisions of the Letter of Intent including, the elimination of the option that IMCC would cause the Company to initiate a tender offer for its shares and the reduction in the reverse split from 12,500 shares to 1 to 1,000 shares to 1 and an increase in the IMCC payment at closing from 10% of the purchase price to 15%. On or about August 9, 1996, a Motion to Intervene was filed by shareholders Jenny T. Morgan (a director of the Company at the time), Gerard E. Morgan, John C. Morgan and Karen J. Morgan (together the "Objectors"). On August 22, 1996, the court denied the Objector's petition. The 1996 Settlement Agreement and the Morgan Settlement were approved by the Third Judicial District Court of Salt Lake County, West Valley Department of Utah, on or about August 23, 1996. The First Federal Action and the Second State Action were dismissed with prejudice on August 28, 1996. The Order to Show Cause was dismissed with prejudice and the 1993 Settlement Agreement was terminated on August 29, 1996.

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

     As required by the Stock Purchase Agreement, E. Jay Sheen and R. Dee Erickson, submitted their resignations as directors of the Company, effective July 13, 1996. As further required by the Stock Purchase Agreement, John Fife was appointed a director of the Company. David Fife, the brother of John Fife, was also appointed as a director of the Company. John Fife and David Fife were appointed directors of the Company as part of the Muth Group pursuant to the 1993 Settlement Agreement, effective July 13, 1996. As required by the Stock Purchase Agreement, John Fife was elected President and Chief Executive Officer of the Company in July, 1996 pursuant to a 3-0 vote of the Board (Mark G. Jones and Jenny Morgan were not present for the vote). John Fife has since been elected director by a majority vote of the shareholders and

President, Chief Executive Officer and Chairman of the Board of the Company by unanimous vote of the directors.

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

     As a result of the reverse split, the Company is expected to become a non-SEC-reporting company. A company with assets of over $10 million becomes a "reporting company" when its shareholders number 500 or more and it complies with applicable state and federal securities laws. To thereafter be allowed to become a "non-SEC-reporting company" and cease reporting to the Securities and Exchange Commission, the number of shareholders must decline to less than 300 and the Company must comply with applicable state and federal securities laws. Of the approximately 558 shareholders, approximately 479 shareholders of record own fewer than 1,000 shares, leaving approximately 79 shareholders post reverse-split if none of these shareholders exercise their option to round up.

     In addition to the contractual requirement that a reverse stock split occur, as provided for in the Stock Purchase Agreement, the Company's senior management and its Board of Directors have assessed the advantages and disadvantages of the Company's status as a "reporting company" under the Exchange Act. First, such reporting is very costly. Furthermore, the Board of Directors does not believe that being a "reporting company" has given the Company any significant advantage the Company would not otherwise have had as a "non-SEC-reporting company." The Company's registration with the SEC has not improved flexibility for current or future financing of corporate expansion through the building of a broader equity base, nor has it made the valuation of shares of the Common Stock significantly easier (since no active market exists for the sale of stock which is reflective of the Company's operations and earnings potential). Finally, such registration has not resulted in the development of an active public market for the Common Stock and thus has not provided substantially increased liquidity for shareholders who desire to sell their Common Stock.

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

     On July 18, 1995, Anne Morgan and Victoria Morgan, at the time shareholders of the Company and the adult daughters of John H. Morgan, Jr. ("JH Morgan") and Daisy R. Morgan ("DR Morgan"), both former directors and shareholders of the Company, filed a shareholders derivative action against R. Dee Erickson ("Erickson"), E. Jay Sheen ("Sheen"), Lyle D. Hurd ("Hurd") (Messrs. Erickson, Sheen and Hurd were three of the five directors of the Company at the time the suit was filed, with JH Morgan and DR Morgan being the remaining two directors), the Company, Midwest, RD Wolff and JJ Wolff, in the United States District Court for the Central District of Utah, Case Number 2:95CV661J, captioned as Anne Morgan et al. v. R. Dee Erickson, et al. (the
                         --------------------------------------------
"First Federal Action"). The complainants alleged, among other things that the defendants had violated proxy solicitation rules, violated disclosure rules under the Exchange Act of 1934, breached their fiduciary duties to the Company's shareholders, breached professional duties, committed fraud, wasted and looted the Company's assets, converted Company property, engaged in self-dealing, mismanaged the Company and breached their duty of loyalty. The complaint sought, among other things, the rescission of the Share Exchange Agreement.

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

     Pursuant to the Splitoff Agreement, URI agreed to indemnify Midwest and the Wolffs and their respective agents, employees, attorneys, officers, directors and assigns from any and all claims, causes of action, liabilities, damages, costs, expenses and attorneys' fees arising from or relating in any way to URI or the Share Exchange Agreement. This indemnification provision would not apply to acts of fraud, gross negligence or willful misconduct by RD Wolff. The Wolffs and Midwest agreed to indemnify URI and its respective agents, employees, attorneys, officers, directors, successors and assigns from any and all claims, causes of action, liabilities and damages arising from or relating in any way to the Splitoff Agreement, which indemnification obligation is limited to $312,000. Within 30 days from the date of execution of the Splitoff Agreement, the Company's accountants were to calculate the federal, state and local income taxes attributable to Midwest's business operations (excluding any impact of salary payable or paid to RD Wolff or any intercompany charges to the Company for rent, overhead and administrative expenses) for the period commencing June 1, 1995 and terminating on December 31, 1995. Such taxes were to be determined on the basis as if the Company and Midwest were not filing a consolidated tax return for the same period or part thereof (whether or not a consolidated return is filed). The amount of such taxes is to be considered an intercompany receivable between the Company and Midwest.
Pursuant to the terms of the Splitoff Agreement, Midwest agreed to pay such tax amount to the Company in 12 installments. Simultaneous with the execution of the Splitoff Agreement, Midwest paid the Company the sum of $10,000 as an initial tax payment. The balance due the Company is to be paid in 11 additional equal monthly installments, with each such installment due on the first day of each month until all 11 installments have been paid in full. The first of the 11 monthly installments is due and payable on the first day of the month following the determination of the taxes owed by Midwest to the Company. The Company's accountants have determined that Midwest owes the Company $45,469 in taxes, of which $35,469 remains due. Midwest also owes the Company the additional amount of $54,184.61 related to Ladd Eldredge's salary, audit and other expenses.

     (b)   Business of Company.

     URI is a real property development corporation. The Company directly owns approximately 400 acres of undeveloped land in St. George, Utah, approximately 354 acres of which are developable on which it conducts its real property development business, primarily through its wholly-owned subsidiary, Tonaquint, Inc. ("Tonaquint"). Most of the land is near the Southgate golf course. URI also has interests in partnerships that own and are developing other real property in St. George. The Company receives revenues from its ownership of overriding royalty interests in producing oil and gas leases in Utah and Wyoming, dating from the Company's historic business of acquiring and selling oil, gas and mineral leases.

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

Real Property Development Activities

     Through year end 1997, the Company had sales in the amount of $530,553. In 1996, the Company sold a total of four (4) improved residential building lots: consisting of three (3) lots sold from its Southgate Hills Phase II subdivision and one (1) lot from its Southgate Hills Phase I subdivision, generating $163,500 in gross revenues. The Company sold its one/half interest in a one and one/half acre parcel of golf course commercial property through the partnership of Southgate Resort located on Tonaquint Drive, for $171,098.

     In July of 1992, Tonaquint executed a Sale and Option Agreement with Kay
H. Traveler (the "Sale and Option Agreement"), pursuant to which Tonaquint was to sell 14 acres to Mr. Traveler, for a total purchase price of $350,000 ($25,000 per acre), and grant Mr. Traveler an option to acquire an additional 40 acres at option exercise prices ranging from $20,000 to $50,000 per acre, exercisable over five years, so long as minimum option exercises occurred each year. Mr. Traveler's inspection of the 14 acres disclosed adverse soil conditions, resulting in the execution of an Addendum to the Sale and Option Agreement by the parties in March of 1993. Mr. Traveler was granted an option to acquire a total of 56 acres at prices ranging from $22,000 to $50,000 per acre. The Kay Traveler Sale and Option Agreement resulted in 1997 sales of
6.67 acres for the sum of $317,066 and 1996 sales of 2.11 acres for the sum of $106,432. From July 1992 through December 31, 1997, Kay Traveler exercised his option for a cumulative total of 40.68 of the 75.98 acres available, for the sum of $1,315,438. As of December 31, 1997 approximately 35.3 acres remain under option to Mr. Traveler at prices ranging from $22,000 to $50,000 per acre.

     During the latter half of 1994, the Company began its development efforts for Southgate Phase III, consisting of a total of 37 acres of land above the Southgate golf course, suitable for view-lot residential construction. The land to be developed is on the hillside directly to the south of the Southgate golf course and directly to the west of Interstate 15. The sloping topography of the land requires that the Hillside Ordinance Committee of the St. George Planning and Zoning Commission approve the Company's planned development of the acreage. The Company is seeking approval for development of all 37 acres for a total of 79 lots. This approval has taken longer than originally anticipated, due in part to the restrictions of the hillside ordinance and the increasing political pressure to restrict real estate development generally in St. George, which has resulted in an increasing regulatory burden on real estate development. Approval is expected no earlier than the second quarter of 1998. Thereafter, the Company anticipates, upon Board approval, excavating, building roads, bringing utilities to the property, constructing curbs and gutters, and selling the improved lots.

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

Partnerships

     The consolidated financial statements include the financial statements of the Company, Tonaquint and a number of the limited partnerships of which the Company has ownership in excess of fifty percent (50%) and has management responsibility. All material intercompany transactions and balances have been eliminated in consolidation of the Company and partnerships. The Company is both a general and limited partner in the following limited partnerships:
Tonaquint-Indian Hills Partnership (75.86%), Service Station Partnership (79%), Southgate Palms Limited Partnership (100%), Southgate Plaza Limited Partnership (52.5%), Southgate Resort Partnership (100%), Country Club Partnership (84.04%), URI-MGO Partnership (70%), and Resources Limited Partnership (83.63%).

     In 1989, The Service Station #2 Limited Partnership replaced its gasoline underground storage tanks, which the partnership was informed had been leaking. From November of 1992 through December 31, 1997, the partnership has spent approximately $300,000 on efforts to remediate the soil contamination by gasoline and other hydrocarbons which is alleged to have occurred from the operation of the service station. The Company has hired consultants and engineers and is following their recommendations to remediate the property as required by Utah law and regulations.

     Morgan Gas & Oil Co., a limited partner of the Service Station Limited Partnership #2, claims that the Company is indebted to it in the amount of $124,340.69, which amount and the basis for said amount, the Company disputes. The Company is performing an internal audit to verify the legitimacy of the claim and its proper characterization, before it determines whether to acknowledge and pay the claim.

Overriding Royalties in Oil and Gas Leases

     URI has overriding royalty interests in oil and gas properties held by various other parties. All revenues from the Company's interests in the properties have been received in cash. The Company received royalties in the amount of $176,572 in 1997 as compared to $153,051 in 1996. URI has not engaged in the acquisition and sale of oil and gas leases for many years and has no intention of doing so in the future, nor does it have facilities or means to perform the exploration, development and operation of oil and gas wells on properties in which it has interests. Mineral or oil and gas exploration and development is undertaken by third parties. If production is realized on any properties in which URI has an interest, it receives a share of gross production revenues based upon the percentage overriding royalty interest it has retained.

Employees

     In 1997, the Company employed three full-time employees and no part-time employees. Pursuant to the Stock Purchase Agreement, the Company and John Fife entered into an employment agreement, dated as of February 27, 1998, but commencing as of July 13, 1996, which provided for the employment of Mr. Fife as President and CEO of the Company with an annual salary of $195,000. URI and its subsidiary currently employ Gerry Brown on a full-time basis, to act as the Vice President of the Company, where he provides real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. The Company executed and presented Mr. Brown with a three year employment agreement on June 28, 1995, which employment agreement remains unexecuted by Mr. Brown. Ladd Worth Eldredge is employed by the Company as its Secretary, Treasurer, CFO and office manager. No employees are party to a collective bargaining agreement with URI.

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

     ITEM 3.   LEGAL PROCEEDINGS

     No material litigation has been filed.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of the Shareholders on Thursday, December 11, 1997, at 1:00 p.m., M.S.T., at the Salt Lake Hilton, in Salt Lake City, Utah. At the meeting the shareholders were asked to: (i) elect a new Board of Directors for the coming year; (ii) vote on three proposals submitted by Mark Technologies Corporation, a greater than 10% shareholder. The first Mark Technologies Corporation proposal required that the Company appoint a special Shareholders' Legal Affairs Committee, the second proposal required that the Company appoint a special Shareholders' Fiduciary Duty Committee, and the third proposal required that the Company offer to purchase from all of its shareholders, at a purchase price of $4 per share, shares of the Company's common stock; (iii) vote on one proposal submitted by Inter-Mountain Capital Corporation, a corporation wholly owned by John Fife ("IMCC"), which proposal required that the Company's Board of Directors organize a Board of Directors' subcommittee for the purpose of receiving and reviewing the shareholders' claims and complaints and making recommendations to the Company's Board of Directors regarding those claims and complaints; (iv) vote on one proposal submitted by Gerry Brown, which proposal required the Company to hold a shareholders' meeting to consider and vote upon the reverse stock split, described in the 1996 Settlement Agreement, as soon as practicable following the SEC's completion of its review of the Schedule 13e-3 and Preliminary Proxy Statement and any related documents (including a registration statement); and
(v) transact such other business as may properly come before the meeting and any adjournment thereof.

     A. ELECTION OF DIRECTORS.

     The Company's nominees for the Board of Directors were: John Fife, David Fife, Lyle D. Hurd, Stuart B. Peterson and Gregory White. All of the nominees were elected to serve as directors of the Company. The votes were cast as follows:


NOMINEE             FOR        %     AGAINST  %     WITHHOLD  %
-------             ---        -     -------  -     --------  -
John Fife           1,504,062  60.0  357,960  14.0    10,916  0.4
David Fife          1,504,062  60.0  357,960  14.0    10,916  0.4
Lyle D. Hurd        1,364,294  54.0  357,960  14.0   150,684  6.0
Stuart B. Peterson  1,504,262  60.0  357,960  14.0    10,716  0.4
Gregory White       1,504,262  60.0  357,960  14.0    10,716  0.4

     B. MARK TECHNOLOGIES CORPORATION PROPOSALS.

           1. APPOINT A SPECIAL SHAREHOLDERS' LEGAL AFFAIRS COMMITTEE. Mark G. Jones, a director of the Company at the time, on behalf of Mark Technologies Corporation, a greater than 10% shareholder of the Company, submitted the following proposal: to appoint a special Shareholders' Legal Affairs Committee, the sole purpose of which is to select and engage new general counsel, make a binding determination regarding the settlement, continued prosecution or other disposition of pending litigation to which the Company is a party and to make binding determinations regarding counsel selection in the future and future litigation in which the Company may be a party. This proposal was not approved by a majority of the Company's shareholders. The votes were cast as follows:


FOR      %     AGAINST    %     ABSTAIN  %
---      -     -------    -     -------  -
352,441  14.0  1,516,997  60.0  3,500    0.1

           2. APPOINT A SPECIAL SHAREHOLDERS' FIDUCIARY DUTY COMMITTEE. Mark G. Jones, a director of the Company at the time, on behalf of Mark Technologies Corporation, a greater than 10% shareholder of the Company, submitted the following proposal: to appoint a special Shareholders' Fiduciary Duty Committee, the sole purpose of which was to make a binding determination, upon consultation with the Company's new general counsel, regarding the activities of the Company's Board of Directors, officers and counsel to consider whether actions, complaints or other redress, if any, should be taken by the Company against such individuals. This proposal was not approved by a majority of the Company's shareholders. The votes were cast as follows:


FOR      %     AGAINST    %     ABSTAIN  %
---      -     -------    -     -------  -
383,521  15.0  1,485,777  59.0  3,640    0.1

           3. $4 PER SHARE COMPANY SPONSORED TENDER OFFER. Mark G. Jones, a director of the Company at the time, on behalf of Mark Technologies Corporation, a greater than 10% shareholder of the Company, submitted the following proposal: to cause the Company to offer to purchase from all of its shareholders, at a purchase price of $4 per share, shares of the Company's Common Stock.
Acceptance of the Company's offers was to be voluntary, and the offer shall not be designed to require acceptance by any shareholder. This proposal was not approved by a majority of the Company's shareholders. The votes were cast as follows:


FOR      %     AGAINST    %     ABSTAIN  %
---      -     -------    -     -------  -
410,929  16.0  1,459,060  58.0  2,949    0.1

     C. IMCC PROPOSAL.

     John Fife, President, CEO and Chairman of the Board of the Company, on behalf of IMCC, the majority shareholder of the Company, submits the following proposal: to cause the Company' Board of Directors to organize a Board of Directors' subcommittee, composed of two directors, one of whom is an outside director, for the purpose of receiving and reviewing shareholders' claims and complaints and making recommendations to the Company's Board of Directors regarding those claims and complaints. This proposal was approved by a majority of the Company's shareholders. The votes were cast as follows:


FOR        %     AGAINST  %     ABSTAIN  %
---        -     -------  -     -------  -
1,434,568  57.0  404,100  16.0  34,270   1.0

     D. GERRY BROWN PROPOSAL.

     Gerry Brown, Vice President and shareholder of the Company, submitted the following proposal: to cause the Company to hold a shareholders' meeting to consider and vote upon the reverse stock split, described in the 1996 Settlement Agreement, as soon as practicable following the Security and Exchange Commissions' completion of its review of the Schedule 13e-3 and Preliminary Proxy Statement and any related documents (including a registration statement). This proposal was approved by a majority of the Company's shareholders. The votes were cast as follows:

FOR        %     AGAINST  %     ABSTAIN  %
---        -     -------  -     -------  -
1,290,619  51.0  541,377  21.0  40,942   2.0

                                   PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the OTC Bulletin Board system through the Automated Quotation System, under the symbol "UTRS." The following table sets forth the quarterly closing bid prices for 1996 and 1997 for the Company's Common Stock during the last two fiscal years of the Company, as reported by National Quotation Bureau, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions and have not been adjusted for stock dividends or splits.


                                   1997          1996

                                LOW   HIGH    LOW   HIGH
                                ---   ----    ---   ----
                  1st quarter  $.875  $.875  $.625  $1.00
                  2nd quarter  $.875  $.875  $.75   $1.50
                  3rd quarter  $.875  $.875  $.875  $1.00
                  4th quarter  $.25   $.875  $.875  $.875

     Except for certain transactions including: (i) the Splitoff Agreement by and between Midwest and the Company, wherein the Company returned its Midwest shares to RD Wolff and JJ Wolff in exchange for the 590,000 shares of the Company's stock held by the Wolffs; (ii) the 1996 Settlement Agreement, wherein the Company redeemed 22,950 shares of Anne Morgan's URI stock and 17,602 shares of Victoria Morgan's URI stock, in cash, at $3.35 per share; and (iii) the conclusion of the exchange of 10.6 acres of land and 34,150 shares of C.E.C. Industries Corporation stock for 103,488 shares of the Company's stock, the Company has made no repurchases of its stock during the Company's second full fiscal year preceding this Form 10-KSB. The Company declared a $.10 cash dividend which was paid on January 26, 1995, to shareholders of record on January 12, 1995. A decision to pay dividends in the future will depend upon the Company's profitability, need for liquidity and other financial considerations. There are approximately 558 shareholders of the 2,522,808 outstanding shares of the Company's Common Stock. Approximately 479 shareholders hold less than 1,000 shares of the Company's Common Stock.

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS

     The Company had sales of $530,553 in 1997 as compared with sales of $451,406 in 1996. Income on royalties from production under oil and gas and mineral leases amounted to $176,572 and $153,051 for 1997 and 1996, respectively. The increase in royalties income is due to expanded production.

     Cost of land sold rose to $207,691 in 1997 from $139,175 in 1996. General and administrative expenses fell by $308,248 to $1,222,040. The Company had a net loss of $444,623 in 1997 as compared to a net loss of $852,202 for 1996.

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

     The Company expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. In 1997, approximately $71,214 was expended toward this clean-up operation and approximately $300,000 has been expended by the Company to date.

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

     STOCK PURCHASE AGREEMENT - JULY 3, 1996

     See Part I, Item 1.

     ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements appearing on page F-1B of this Form 10-KSB Annual Report.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Tanner + Co. of Salt Lake City, Utah has been the independent public accountant for the Company's December 31, 1996 and 1997 financial statements.

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

      CURRENT DIRECTORS

           DAVID FIFE, 35, was appointed a director of the Company effective July 13, 1996 by the Muth Group pursuant to the terms of the 1993 Settlement Agreement. Mr. Fife is currently the President and sole beneficial owner of Home Equity Lending L.L.C. a mortgage origination and finance company located in Salt Lake City, Utah. Prior to 1993, Mr. Fife was the President of Property Tax Assessor Records Corp., a Chicago based real estate tax consulting company. David Fife and John Fife are brothers.

           JOHN FIFE, 37, was appointed as a director of the Company effective July 13, 1996, by the Muth Group pursuant to the 1993 Settlement Agreement. Mr. Fife was appointed the President and Chief Executive Officer of the Company in July, 1996. He was named Chairman of the Board of the Company on October 10, 1996. He is an investor and venture capitalist and has pursued this course since July, 1990. Mr. Fife is the President and sole shareholder of J.F. Venture, Inc. and IMCC, both of which are investment companies. IMCC acquired a 50.5% (majority interest) in the Company on July 3, 1996. He also serves as President of Property Tax Assessor Records Corp., a Chicago-based real estate tax consulting company. Mr. Fife also serves as a director of Hyatt Research Corporation, a magazine publisher in Middlebury, Vermont. Prior to 1993, Mr. Fife held the position of Assistant Vice President of Continental Equity Capital Corp. ("CECC"), a subsidiary of Continental Bank. At CECC, he negotiated, structured and financed LBO's and later stage venture capital investments in the Mortgage Banking, Retail, Cable and Cellular Telephone industries. Prior to CECC, Mr. Fife worked as a financial analyst in the commercial real estate department of Trammel Crow Company. Mr. Fife earned his M.B.A. degree from Harvard in 1990 and his B.S. in statistics and computer science from Brigham Young University in 1986. John Fife and David Fife are brothers.

           LYLE D. HURD, 60, is a director of the Company and has performed services as Marketing Consultant/Assistant to the President. He is president of Hurd Owens Hafen Inc., a publisher of magazines and periodicals located in St. George, Utah, since December of 1990. Hurd Owens Hafen Inc. is the publisher of the St. George Magazine and various other magazines and periodicals. For approximately 16 years prior to December, 1990, Mr. Hurd provided marketing consulting services to magazine publishers through Hurd & Associates, Inc., a privately owned consulting firm. Mr. Hurd has served as a director of the Company since May, 1993.

           STUART B. PETERSON, 36, was elected a director of the Company on December 11, 1997. Mr. Peterson has served as a director for C.R. England, Inc., a Two Hundred Million Dollar, privately owned trucking company based in Salt Lake City, where he sets the prices for customer contracts and is responsible for the profitable execution of sales and operating activities from 1995 to the present. Mr. Peterson worked for Powder River, Inc., from 1993 through 1994, where he directed sales, marketing and distributions. Mr. Peterson's background includes real estate investment banking experience with Trammell Crow Company, where he participated in the securitization and sales of extensive commercial real estate properties held by Trammell Crow partnerships throughout the United States. After completing the sale of a One Hundred Sixty Million Dollar commercial real estate portfolio, Mr. Peterson supervised the properties, and issued the quarterly financial reports to investors. Mr. Peterson has also performed the valuation and marketing of a Four Million Dollar manufacturing company based in California, cumulating in a leveraged acquisition in 1994. Mr. Peterson received his M.B.A. degree from Harvard University in 1990 and his A.B. in government from Harvard in 1986.

           GREGORY WHITE, 34, was elected a director of the Company on December 11, 1997. Mr. White has served as a consultant for Shorebank Corporation from 1995 through the present, where he provided consulting services to emerging entrepreneurs to expand their business and evaluated equity and subordinated debt deals, structured investments, performed management due diligence, designed and prepared management reports, and worked intensively with portfolio companies to maximize performance. Mr. White acted as a fixed income salesman for Salomon Brothers from 1993 through 1995, where he sold a variety of fixed income securities to institutional clients. From 1990 to 1993, Mr. White acted as an account officer for Continental Bank. From 1986 to 1988 he acted as an associate research analyst for The Rouse Company and from 1985 to 1986, he was an assistant field officer for The Enterprise Foundation. Mr. White earned his M.B.A. degree from Harvard University in 1990 and his B.A. with honors at Brown University in 1985.

      EXECUTIVE OFFICERS FOR THE PERIOD COVERED BY THIS REPORT

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, the Company's officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

     ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

NAME       POSITION              AGE
----       --------              ---
John Fife  Chairman of the       37
           Board, Chief
           Executive Officer,
           President and
           Director

EXECUTIVE COMPENSATION

     The following table summarizes the compensation for John Fife as the President and CEO of the Company in 1997.


                          SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION            AWARDS
                         -------------------            ------
NAME AND         FISCAL   SALARY     BONUS       SHARES       ALL OTHER
PRINCIPAL         YEAR    ------     -----     UNDERLYING    COMPENSATION
POSITION          ----                           OPTIONS     ------------
--------                                         -------
John Fife, CEO    1997  $195,000(1)    -            -         $2,400(1a)
and President

     (1) Pursuant to the terms of the Stock Purchase Agreement, the Company and Mr. Fife entered into an employment agreement, dated as of February 27, 1998, but commencing as of July 13, 1996, which provided for the employment of Mr. Fife as President and Chief Executive Officer of the Company with an annual salary of $195,000.

     (1a) Mr. Fife received $2,400 in directors fees for attending 12 meetings.

     No options were granted by the Company during 1997.

     No SARs were outstanding in 1997.

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

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of November 19, 1997, certain information regarding the beneficial ownership of the Company's Common Stock by: (1) each of the current directors of the Company; (2) each of the Company's current named executive officers; and (3) the Company's directors and officers as a group. The Company had no named executive officers, other than John Fife as President and CEO, who earned compensation in excess of $100,000 during 1997.

==============================================================================================
                              UTAH RESOURCES INTERNATIONAL, INC.
               COMMON STOCK OWNERSHIP BY DIRECTORS AND NAMED EXECUTIVE OFFICERS
                                   AS OF NOVEMBER 19, 1997
----------------------------------------------------------------------------------------------
                                               BEFORE STOCK SPLIT        AFTER STOCK SPLIT*
----------------------------------------------------------------------------------------------
                                                         PERCENT OF                PERCENT OF
NAME OF BENEFICIAL                           NUMBER OF   OUTSTANDING   NUMBER OF   OUTSTANDING
OWNER                 POSITION                SHARES       SHARES       SHARES       SHARES
----------------------------------------------------------------------------------------------
David Fife            Director                      0         0%            0           0%
----------------------------------------------------------------------------------------------
John Fife, as sole    Director, Chief       1,275,912(1)   50.6%        1,275          53%
shareholder of IMCC   Executive Officer,
                      President and
                      Chairman of the
                      Board
----------------------------------------------------------------------------------------------
Lyle Hurd             Director                  2,000        .1%            2(2)       .1%
----------------------------------------------------------------------------------------------
Stuart B. Peterson    Director                                0%            0           0%
----------------------------------------------------------------------------------------------
Gregory White         Director                      0         0%            0           0%
==============================================================================================
DIRECTORS AND         Directors & Officers  1,277,912      50.7%        1,277        53.1%
OFFICERS AS A GROUP   (5 persons)
==============================================================================================

* Assumes No Small-Lot Shareholder exercises the Round Up Option, and no remaining shareholder elects to purchase the Returned Shares.
(1) IMCC also holds a ten year option to purchase 150,000 or more additional shares of stock, so as to maintain its 50.5% interest in URI.
(2) In the event the proposed reverse split is effected, each of these individuals will be granted an option to purchase additional shares of URI's stock pursuant to the terms of the Returned Shares Option. For a more detailed description of this Returned Shares Option, see "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement -- July 3, 1996."

================================================================================

PRINCIPAL STOCKHOLDERS

     The following table sets forth information as of November 19, 1997, regarding each person other than directors of the Company who were known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Each person named has sole voting and investment power with respect to the shares beneficially owned by such person.

=================================================================
               UTAH RESOURCES INTERNATIONAL, INC.
                5% OR GREATER BENEFICIAL OWNERS
                    AS OF NOVEMBER 19, 1997
-----------------------------------------------------------------
                         NUMBER OF SHARES AND
NAME AND ADDRESS OF           NATURE OF        PERCENT OF COMPANY
  BENEFICIAL OWNER         BENEFICIAL OWNER    SHARES OUTSTANDING
-----------------------------------------------------------------
Inter-Mountain                1,275,912              50.6%
Capital Corporation(1)
-----------------------------------------------------------------
Mark Technologies               326,310                13%
Corporation(2)
-----------------------------------------------------------------

(1)  John Fife, director, President, CEO and Chairman of the
Board of the Company, is the sole shareholder of Inter-Mountain
Capital Corporation.

(2)  Mark G. Jones holds 100 shares individually and an
additional 326,210 shares in his capacity as the controlling shareholder of Mark Technologies Corporation.
=================================================================


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

1996 SETTLEMENT AGREEMENT TRANSACTION AND RELATED TRANSACTIONS

     The following amounts were paid through December 31, 1996 by the Company in connection with the 1996 Settlement Agreement, the Morgan Settlement Agreement and the IMCC Stock Purchase Agreement:

     Hunter & Brown, approximately $34,843.08, as legal counsel for Mark G. Jones, a director of the Company at the time;

     Campbell, Maack & Sessions, approximately $86,987.68 for services performed as legal counsel for Mark Technologies Corporation, a corporation controlled by Mark G. Jones, a director of the Company at the time;

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

     Giauque, Crockett, Bendinger & Peterson, $25,946.53, as local Utah counsel for IMCC, a company wholly owned by John Fife, director, CEO, President and Chairman of the Board of the Company; and

     IMCC, a company wholly owned by John Fife, director, CEO, President and Chairman of the Board of the Company, approximately $5,014.79 for reimbursement of the retainer to Giauque, Crockett, Bendinger & Peterson.

LEGAL REPRESENTATION OF THE COMPANY

     During 1996, the law firm of Robinson & Sheen, L.L.C. provided legal representation to the Company. E. Jay Sheen, a former director of the Company, is a partner at Robinson & Sheen. In 1996, Robinson & Sheen received approximately $230,065 in legal fees.

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits - See Exhibit Index below.

                   INCORPORATED BY REFERENCE TO EXHIBIT INDEX

                      ANNUAL REPORT ON FORM 10-KSB - 1997
                       UTAH RESOURCE INTERNATIONAL, INC.
                              SEC FILE NO. 0-9791



Exhibit No           Exhibit Description            Location/Incorporation by Reference

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

3.4              Amendment of Bylaws -              Incorporated by reference to Exhibit 3.4 to the
                 December, 1994                     Company's Annual Report of Form 10-KSB for
                                                    the year ended December 31, 1994

3.5              Amendment to Articles of           Incorporated by reference to Exhibit 3.5 to the
                 Incorporation adopted by           Company's Annual Report of Form 10-KSB for
                 shareholders January 26, 1995      the year ended December 31, 1994

10.1             Share Exchange Agreement           Incorporated by reference to Exhibit 3 to
                                                    Form 8-K as filed July 20, 1995

10.2             Stock Purchase Agreement           Incorporated by reference to Exhibit 1 to
                                                    Form 13D-A as filed September 9, 1996

10.3             Splitoff Agreement                 Incorporated by reference to Exhibit 10.36 to the
                                                    Company's Annual Report on Form 10-KSB for
                                                    the year ended December 31, 1995

10.4             Morgan Settlement Agreement        Incorporated by reference to Exhibit 10.37 to the
                                                    Company's Annual Report on Form 10-KSB for
                                                    the year ended December 31, 1995

10.5             1996 Settlement Agreement          Incorporated by reference to Exhibit 10.38 to the
                                                    Company's Annual Report on Form 10-KSB for
                                                    the year ended December 31, 1995

21               List of Subsidiaries               Incorporated by reference to Exhibit 21 to the
                                                    Company's Annual Report on Form 10-KSB for
                                                    the year ended December 31, 1992

27               Financial Data Schedule            Filed herein


_____________
** Confidential treatment has been granted with respect to information contained in this exhibit.




     (b) Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Utah Resources International, Inc.



Date:      3/25/98                           By: /s/ John Fife
      ------------------                       ------------------------------
                                               John Fife
                                               Its director, President,
                                               Chairman of the Board, and CEO




Date:      3/25/98                              /s/ Ladd Eldredge
      ------------------                       ------------------------------
                                               Ladd Eldredge, CFO


Date:      3/25/98                              /s/ David Fife
      ------------------                       ------------------------------
                                               David Fife, director


Date:      3/25/98                              /s/ Lyle D. Hurd, Jr.
      ------------------                       ------------------------------
                                               Lyle D. Hurd, Jr., director


Date:      3/25/98                              /s/ Stuart B. Peterson
      ------------------                       ------------------------------
                                               Stuart B. Peterson, director


Date:      3/25/98                              /s/ Gregory White
      ------------------                       ------------------------------
                                               Gregory White, director

                                 UTAH RESOURCES
                              INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                       UTAH RESOURCES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS



                                    CONTENTS

                                                                PAGE
                                                                ----

           Independent Auditors' Report                          F-1

           Consolidated balance sheet, December 31, 1997         F-2

           Consolidated statements of operations for the
           years ended December 31, 1997 and 1996                F-3

           Consolidated statement of stockholders' equity for
           the years ended December 31, 1997 and 1996            F-4

           Consolidated statement of cash flows for the
           years ended December 31, 1997 and 1996                F-5

           Notes to consolidated financial statements            F-8

           Consolidated schedules of supplementary information
           on oil and gas operations                             F-19

                                                    INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF
UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES at December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES as of December 31, 1997 and the results of their operations and their cash flows for the two years ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the Schedule of Supplementary Information on oil and gas operations is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Salt Lake City, Utah
January 28, 1998, except for note 15
which is dated February 27, 1998

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31, 1997
--------------------------------------------------------------------------------

           ASSETS
           ------
Cash and cash equivalents                                           $   163,230
Accounts receivable from related parties                                372,757
Notes receivable                                                        235,746
Property and equipment, net of accumulated depreciation
 and amortization of $52,314                                             17,512
Real estate held for resale                                             855,007
Royalty interest in petroleum and mineral production, net
 of amortization of $47,729                                               2,481
Other assets                                                             53,287
                                                                    -----------

                                                                    $ 1,700,020
                                                                    ===========
===============================================================================

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Accounts payable                                                    $   280,802
Accrued expenses                                                        722,652
Earnest money deposits                                                   36,000
Notes payable                                                           285,794
                                                                    -----------

           Total liabilities                                          1,325,248
                                                                    -----------

Minority interest                                                        89,798
Commitment and contingencies                                                  -

Stockholders' equity:
   Common stock; par value $.10 per share, 5,000,000
   shares authorized, 2,522,808 shares issued and outstanding           252,281
   Additional paid-in capital                                         4,431,232
   Note receivable from stock sale                                   (3,633,159)
   Retained deficit                                                    (765,380)
                                                                    -----------

           Total stockholders' equity                                   284,974
                                                                    -----------

                                                                    $ 1,700,020
                                                                    ===========

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-2

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------

                                                         1997           1996
                                                      -------------------------
Sales                                                 $  530,553     $  451,406

Cost of sales                                            207,691        139,175
                                                      -------------------------

        Gross profit                                     322,862        312,231

General and administrative expenses                    1,222,040      1,530,288
                                                      -------------------------

        Loss from operations                            (899,178)    (1,218,057)
                                                      -------------------------
Other income (expense):
   Royalty income                                        176,572        153,051
   Interest and dividend income                          247,295        156,895
   Interest expense                                      (22,517)       (86,405)
   Other income (expense)                                (18,900)        (8,772)
                                                      -------------------------

        Total other income (expense)                     382,450        214,769
                                                      -------------------------
Loss before minority interest and provision
 for income taxes                                       (516,728)    (1,003,288)

Minority interest in net loss of subsidiaries             21,105         23,385
                                                      -------------------------
Loss before provision for income taxes and
 discontinued operations                                (495,623)      (979,903)

Income tax benefit                                        51,000         54,000
                                                      -------------------------

Loss from continuing operations                         (444,623)      (925,903)

Discontinued operations:
   Loss from discontinued operations net of
    income taxes of $-0-                                       -        (19,365)
   Income from disposal of discontinued operations
    net of income taxes benefit of $-0-                        -         93,066
                                                      -------------------------

        Total discontinued operations                          -         73,701
                                                      -------------------------

        Net loss                                      $ (444,623)    $ (852,202)
                                                      =========================
        Loss per share - continued operations               (.18)          (.45)
        Income per share - discontinued operation              -            .04
                                                      -------------------------

           Total loss per share                       $     (.18)    $     (.41)
                                                      =========================

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-3

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         YEARS ENDED DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------



                                                           NOTES
                         COMMON SHARES     ADDITIONAL    RECEIVABLE
                      -------------------    PAID-IN     FROM STOCK    RETAINED
                       SHARES     AMOUNT     CAPITAL       SALES       EARNINGS
                      ---------------------------------------------------------
Balance,
January 1, 1996       1,851,198  $185,120  $  348,757   $         -   $ 531,445

Common stock
retired through
split-off of
subsidiary             (590,000)  (59,000)     59,000             -           -

Repurchase of
common stock            (40,552)   (4,055)   (131,794)            -           -

Common stock issued
for:
 Cash and note
  receivable          1,275,912   127,591   4,146,714    (3,633,159)          -
 Accounts payable        26,250     2,625       8,555             -           -

Net loss                      -         -           -             -    (852,202)
                      ---------------------------------------------------------

Balance,
December 31, 1996     2,522,808   252,281   4,431,232    (3,633,159)   (320,757)

Net loss                      -         -           -             -    (444,623)
                      ---------------------------------------------------------

Balance,
December 31, 1997     2,522,808  $252,281  $4,431,232   $(3,633,159)  $(765,380)
                      =========================================================









-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-4

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------

                                                             1997        1996
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(444,623)  $(852,202)
  Add loss from discontinued operations                           -      19,365
  Income from disposition of discontinued operations              -     (93,066)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                           12,253      12,567
     Minority interest in net loss of subsidiaries          (21,105)    (23,385)
     Loss (gain) on disposition of assets                         -       1,221
     (Increase) decrease in:
        Accounts receivable                                (110,089)    109,954
        Other assets                                         83,724     (32,935)
        Real estate held for resale                          21,081      87,834
        Income tax receivable                                     -     212,328
     (Decrease) increase in:
        Accounts payable                                     28,338     (23,982)
        Accrued expenses                                    176,582     153,787
                                                          ---------------------

        Net cash used in
         continued operations                              (253,839)   (428,514)
        Net cash provided by
         discontinued operations                                  -     136,993
                                                          ---------------------

           Net cash used in operating activities           (253,839)   (291,521)
                                                          ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposition of assets                             -         500
  Payments on notes receivable                               63,459     189,367
  Purchase of property and equipment                           (399)          -
  Increase in notes receivable                             (158,533)   (151,050)
  Decrease in minority interest                                   -     (17,825)
                                                          ---------------------

  Cash (for) from investing activities - continuing
     operations                                             (95,473)     20,992
  Cash for investing activities - discontinued operations         -         (38)
                                                          ---------------------

           Net cash (used in) provided by
           investing activities                             (95,473)     20,954
                                                          ---------------------


-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-5

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                      CONTINUED

-------------------------------------------------------------------------------


                                                              1997       1996
                                                           --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                   (5,316)  (419,449)
  Issuance of common stock                                         -    641,146
  Retirement of common stock                                       -   (135,849)
                                                           --------------------

  Cash (for) from financing activities - continued
  operations                                                  (5,316)    85,848
  Cash for financing activities - discontinued operations          -    (63,254)
                                                           --------------------

           Net cash provided by (used in)
           financing activities                               (5,316)    22,594
                                                           --------------------

Decrease in cash                                            (354,628)  (247,973)

Cash and cash equivalents, beginning of year                 517,858    765,831
                                                           --------------------

Cash and cash equivalents, end of year                     $ 163,230  $ 517,858
                                                           ====================

1996
----

The Company issued 1,275,912 shares of stock in exchange for cash and a note receivable in the amount of $3,633,159.

The Company issued 26,250 shares of stock as payment of a liability in the amount of $11,180.

The Company redeemed and retired 590,000 shares of stock in conjunction with the divesture of Midwest Railroad at no value.












-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-6

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                      CONTINUED

-------------------------------------------------------------------------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                            1997        1996
                                                         ----------------------
  Cash paid during the year for:
        Interest                                         $   2,259   $   51,301
                                                         ======================

        Income taxes                                     $       -   $        -
                                                         ======================



















-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                F-7

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         YEARS ENDED DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------

1. SUMMARY OF
   SIGNIFICANT
   ACCOUNTING
   POLICIES

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

   The Company is both a general and limited partner in the following limited partnerships.


                                               PERCENT
     PARTNERSHIP                                OWNED
     -----------                               -------
     Country Club Partnership                   84.04%
     URI - MGO Partnership                      70.00%
     Southgate Palms Ltd. Partnership          100.00%
     Southgate Plaza Ltd. Partnership           52.50%
     Southgate Resort Partnership              100.00%
     Resources Limited Partnership              83.63%
     Tonaquint Indian Hills Partnership         75.86%
     Service Station Partnership                79.00%

   Discontinued operations include Midwest Railroad Construction and Maintenance Corporation (Midwest) from June 13, 1995 (date of acquisition) through March 31, 1996 (date of disposition). The Company disposed of Midwest effective March 31, 1996, (see notes 7 and 8).









-------------------------------------------------------------------------------
                                                                            F-8

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

1. SUMMARY OF
   SIGNIFICANT
   ACCOUNTING
   POLICIES
   CONTINUED

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

   METHOD OF RECOGNITION OF INCOME
     Other
     Royalty income is recognized when received. The Company has overriding mineral and oil and gas royalty interests and thus exercises no control over the activities of the royalty payers and is notified of the amounts or royalties due when the cash is received.

     The Company follows the full-cost accounting method of capitalizing all exploration and development costs including nonproductive drilling expenses, lease abandonments, and other related costs. Under this method of accounting, no gains or losses are recognized from the sale or disposition of properties with insignificant proved oil and gas reserves. If capitalized costs exceed the present value of future net operations, the excess is charged to expense.

   PROPERTY AND EQUIPMENT
   Property and equipment is carried at cost. Depreciation is computed using the straight-line method based upon useful lives of 3-10 years.

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



-------------------------------------------------------------------------------
                                                                            F-9

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

1. SUMMARY OF
   SIGNIFICANT
   ACCOUNTING
   POLICIES
   CONTINUED

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

   EARNINGS PER SHARE
   The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

   The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents have not been included as the exercise price is in excess of the market price and the amounts are antidilutive.

   STATEMENT OF CASH FLOWS
   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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



-------------------------------------------------------------------------------
                                                                           F-10

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

1. SUMMARY OF
   SIGNIFICANT
   ACCOUNTING
   POLICIES
   CONTINUED

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


2. ACCOUNTS
   RECEIVABLE
   FROM RELATED
   PARTIES

   Accounts receivable at December 31, 1997, include $120,086 which is due from an entity which has some shareholders in common with the Company, $98,796 due from the principal shareholder of the Company, and $153,875 which is due from various partnerships related by ownership.


3. NOTES
   RECEIVABLE

   The Company has the following notes receivable at December 31, 1997:

       Note receivable from an individual with interest at
       9%, secured by real estate and due when real estate
       is sold                                                       $231,225

       Note receivable from a company with interest at
       8.5%, unsecured                                                  4,521
                                                                     --------

                                                                     $235,746
                                                                     ========


   Future maturities of notes receivable are as follows:



              YEAR                                                    AMOUNT
              ----                                                    ------
              1998                                                     $4,521
              1999                                                    231,225
                                                                     --------

              Total                                                  $235,476
                                                                     ========



-------------------------------------------------------------------------------
                                                                           F-11

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

4. REAL ESTATE
   HELD FOR
   RESALE

   Real estate held for resale consists of approximately 403 acres of real estate of which approximately 383 acres is currently planned for single family dwelling lots, commercial development and multiple housing in St. George, Utah. The aggregate cost of the raw land and partially developed land is $855,007 at December 31, 1997.


5. ACCRUED
   EXPENSES

   Accrued expenses at December 31, 1997 consist of the following:

     Deficit in investment in partnerships                           $231,842
     Accrued interest                                                 145,134
     Accrued costs for clean up of gasoline tanks                      50,533
     Accrued payroll and payroll taxes                                288,022
     Other accrued expenses                                             7,121
                                                                     --------
             Total                                                   $722,652
                                                                     ========

6. NOTES
   PAYABLE

   The Company has the following notes payable at December 31, 1997:

     Notes payable to a shareholder of the Company
     with interest rates ranging from 7.5% to 9.5%                   $110,932

     Notes payable to a governmental entity requiring
     annual payments of approximately $15,000 plus
     interest at 5.94%, secured by real estate                         91,551

     Note payable to an entity requiring annual
     payments of $10,386 including interest at 9%                      67,282

     Note payable to a financial institution requiring
     monthly payments of $491 including interest at
     10.5%, secured by a vehicle                                       16,029
                                                                     --------

     Total                                                           $285,794
                                                                     ========




-------------------------------------------------------------------------------
                                                                           F-12

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

6. NOTES
   PAYABLE
   CONTINUED

   Future maturities of notes payable are as follows:

           YEAR                                                       AMOUNT
           ----                                                       ------
           1998                                                      $162,454
           1999                                                        25,992
           2000                                                        27,057
           2001                                                        23,421
           2002                                                        22,799
           Thereafter                                                  24,071
                                                                     --------

                                                                     $285,794
                                                                     ========

   None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.


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

   Effective March 31, 1996, the Company spun off Midwest to its former owner. The Company returned to the former Midwest owner all of the common stock of Midwest and in return received 590,000 shares of its restricted common stock and agreed to forgive net cash advances made to Midwest over the ownership period. The return of the 590,000 shares of common stock to the Company was recorded at no value as the Company exchanged its ownership in Midwest for the return of the shares of the Company.

   In 1996, the aggregate loss on the disposal of Midwest was reduced by $93,066 due primarily to the offsetting of certain costs against the advances made to Midwest incurred on behalf of Midwest.



-------------------------------------------------------------------------------
                                                                           F-13

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

7. INVESTMENT
   IN MIDWEST
   CONTINUED

   For the three months ended March 31, 1996, Midwest had a loss of $19,365 resulting in a net gain on disposition in 1996 of $73,701. The Company realized an aggregate total loss of $659,934 on the disposal of Midwest.


8. DISCONTINUED
   OPERATIONS

   Condensed financial information for Midwest, which was discontinued, is as follows for the period January 1, 1996 through March 31, 1996 (date of disposition).

                                                         JANUARY 1, 1996
                                                        THROUGH MARCH 31,
                                                          1996 (DATE OF
                                                           DISPOSITION)
                                                           ------------
        Revenues                                            $2,690,730
        Costs and expenses                                   2,710,095
                                                            ----------

        Net loss before income tax                             (19,365)
        Income tax expense                                           -
                                                            ----------

        Net loss                                            $  (19,365)
                                                            ==========

9. INCOME
   TAXES

   The benefit for income taxes is as follows:

   Continuing Operations

                                                      1997       1996
                                                    ------------------
        Current                                     $51,000    $54,000
        Deferred                                          -          -
                                                    ------------------

           Total discontinued operations            $51,000    $54,000
                                                    ==================






-------------------------------------------------------------------------------
                                                                           F-14

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

9. INCOME
   TAXES
   CONTINUED

   Discontinued Operations


                                                         1997         1996
                                                      -----------------------
     Current                                          $       -     $       -
     Deferred                                                 -             -
                                                      -----------------------

        Total continuing operations                   $       -     $       -
                                                      =======================

   The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:

   Continuing Operations


                                                         1997         1996
                                                      -----------------------
     Income tax benefit at federal
      statutory rates                                 $ 151,000     $ 333,000
     State income taxes                                   5,000        49,000
     Valuation allowance                               (105,000)     (328,000)
                                                      -----------------------

        Total current income taxes                    $  51,000     $  54,000
                                                      =======================


   Discontinued Operations


                                                         1997         1996
                                                      -----------------------
     Income tax (expense) benefit at
     federal statutory rates                          $       -     $ (11,000)
     State income taxes                                       -        (4,000)
     Other                                                    -        15,000
                                                      -----------------------

        Total                                         $       -     $       -
                                                      =======================







-------------------------------------------------------------------------------
                                                                           F-15

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

9.  INCOME
    TAXES
    CONTINUED

    Deferred income taxes have been established to reflect timing differences between financial reporting and income tax purposes. The primary differences are as follows:

                                                    1997            1996
                                                 -------------------------
      Net operating loss carryforward             (433,000)       (328,000)
      Valuation allowance                          433,000         328,000
                                                 -------------------------
         Total                                   $       -       $       -
                                                 =========================

    The Company has a net operating loss carryforward of approximately $1,447,000, which expires between 2011 and 2012. The benefit of the net operating loss (NOL) carryforwards available to offset future taxes will be limited by the tax laws in effect at the time such NOL's can be utilized. Significant changes in the ownership of the Company or tax laws could limit the amount of NOL benefit.


10. LOSS PER
    SHARE

    In February 1997, the Financial Accounting Standards Board issued
    Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share
    (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that was previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires presentation of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.










-------------------------------------------------------------------------------
                                                                           F-16

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

10. LOSS PER
    SHARE
    CONTINUED

    Loss per share information in accordance with SFAS 128 is as follows:

                                            YEAR ENDED DECEMBER 31, 1997
                                      ---------------------------------------
                                         INCOME        SHARES       PER-SHARE
                                      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                      ---------------------------------------
    Net loss                           $(444,623)
    Less preferred stock
     dividends                                 -
                                       ---------
    BASIC EPS
    Income available to
     common stockholders                (444,623)      2,522,808      $(.18)
                                                                      =====
    EFFECT OF DILUTIVE SECURITIES
    Stock options                              -               -
                                       -------------------------
    DILUTED EPS
    Income available to common
     stockholders plus assumed
     conversions                       $(444,623)      2,522,808      $(.18)
                                       ====================================


                                            YEAR ENDED DECEMBER 31, 1996
                                      ---------------------------------------
                                         INCOME        SHARES       PER-SHARE
                                      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                      ---------------------------------------
    Net loss                           $(852,202)
    Less preferred stock
     dividends                                 -
                                       ---------
    BASIC EPS
    Income available to
     common stockholders                (852,202)      2,072,105      $(.41)
                                                                      =====
    EFFECT OF DILUTIVE SECURITIES
    Stock options                              -               -
                                       -------------------------
    DILUTED EPS
    Income available to common
     stockholders plus assumed
     conversions                       $(852,202)      2,072,105      $(.41)
                                       ====================================





-------------------------------------------------------------------------------
                                                                           F-17

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      CONTINUED

-------------------------------------------------------------------------------

11. STOCK
    SUBSCRIPTION
    RECEIVABLE

    The Company has a promissory note receivable at December 31, 1997 in the amount of $3,633,159. The note bears interest at the short-term Federal Internal Revenue Service rate (6.77% at December 31, 1997). Interest is due annually in July of each year with the principal balance due August 1, 2001. The note is secured by 1,285,912 shares of the Company's common stock. Accrued interest receivable at December 31, 1997 is $99,138 and is reflected in related party receivables.


12. CONTINGENCIES

    The Company is aware of certain claims made against the Company which could result in liabilities in excess of amounts accrued in the financial statements. Management believes that any such claim, if asserted, will not result in any adverse effect on the financial position of the Company.

    The Company is in the process of remediation of the service station property. It is not known if any additional costs over what the Company has accrued will be needed to complete the remediation.


13. COMMITMENTS

    The Company leases its office facility under a year lease requiring monthly payments of $500 which expires in 1998. Lease expense was $6,000 in 1997. The Company has an employment agreement with its president for an annual salary of $195,000 per year.

    On February 27, 1998, the Company, in connection with the execution of the stock purchase agreement in 1996, entered into an employment agreement with the president of the Company for a salary of $195,000 per year. The agreement commences the salary on July 13, 1996. Accrued and expensed salary to the president for the year ended December 31, 1997 is $286,356.


14. SIGNIFICANT
    CUSTOMERS

    The Company had land sales of approximately $331,000 and $106,000 to a significant customer in 1997 and 1996, respectively:


15. STOCKHOLDERS'
    PROPOSAL

    The Company is in process of filing with the Securities and Exchange Commission (SEC) registrations, which if accepted by the SEC and if approved by the shareholders of the Company, will result in the Company effectuating a 1 for 1,000 share reverse stock split and the Company becoming a non-public company with no SEC filing requirements.


-------------------------------------------------------------------------------
                                                                           F-18

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

-------------------------------------------------------------------------------

The information on the Company's oil and gas operations as shown in this schedule is based on the full-cost method of accounting and is presented in conformity with the disclosure requirements of Statement of Financial Accounting Standards NO. 69 "Disclosures about Oil and Gas Producing Activities."


              COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION,
                     EXPLORATION AND DEVELOPMENT ACTIVITIES

                                                            DECEMBER 31,
                                                      -----------------------
                                                         1997          1996
                                                      -----------------------
Acquisition of proved properties                      $       -     $       -
                                                      =======================

Exploration and affiliate costs                       $       -     $       -
                                                      =======================

Development costs                                     $       -     $       -
                                                      =======================

                 RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES

                                                                    DECEMBER 31,
                                                                 ------------------
                                                                   1997      1996
                                                                 ------------------
Royalty income                                                   $176,572  $153,051

Production costs                                                        -         -
Exploration costs                                                       -         -
Depreciation, depletion, amortization, and valuation provisions    (3,347)   (3,348)
                                                                 ------------------

Results of operations from producing activities before taxes      173,225   149,703

Income tax expense                                                (59,000)  (51,000)
                                                                 ------------------

Results of operations from producing activities (excluding
 corporate overhead and interest costs)                          $114,225  $ 98,703
                                                                 ==================





-------------------------------------------------------------------------------
                                                                           F-19

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                             CONSOLIDATED SCHEDULE OF SUPPLEMENTARY INFORMATION
                                                                      CONTINUED

-------------------------------------------------------------------------------


         CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES



                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1997      1996
                                                            -------------------
Proved oil and gas properties                               $ 50,210   $ 50,210
Accumulated depreciation, depletion, amortization and
 valuation allowances                                        (47,729)   (44,382)
                                                            -------------------

   Net capitalized costs                                    $  2,481   $  5,828
                                                            ===================

                  ESTIMATED QUANTITIES OF RESERVES (UNAUDITED)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon estimates prepared by American Energy Advisors, Inc., petroleum engineers. Such estimates are inherently imprecise and may be subject to substantial revisions.

All quantities shown in the table are proved developed reserves and are located within the United States.


                                                                YEAR ENDED
                                                            DECEMBER 31, 1997
                                                            -------------------
                                                            BARRELS      MCF
                                                            -------------------
Proved oil and gas reserves:
   Balance at beginning of year                             $ 45,000   $437,000
   Revisions of previous estimates                                 -          -
   Improved recovery and acquisition of minerals in place          -          -
   Extensions and discoveries                                      -          -
   Production                                                 (2,000)   (51,000)
                                                            -------------------

Balance at end of year                                      $ 43,000   $386,000
                                                            ===================



-------------------------------------------------------------------------------
                                                                           F-20

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                             CONSOLIDATED SCHEDULE OF SUPPLEMENTARY INFORMATION
                                                                      CONTINUED

-------------------------------------------------------------------------------


                                                               YEAR ENDED
                                                           DECEMBER 31, 1996
                                                         ----------------------
                                                           BARRELS       MCF
                                                         ----------------------
Proved oil and gas reserves:
  Balance at beginning of year                           $   51,000  $  488,000
  Revisions of previous estimates                                 -     (40,000)
  Improved recovery and acquisition of minerals in place          -           -
  Extensions and discoveries                                      -           -
  Production                                                 (6,000)    (11,000)
                                                         ----------------------

Balance at end of year                                   $   45,000  $  437,000
                                                         ======================

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
              RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)


                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------------------
Future cash in flows                                     $1,651,000  $1,830,000
Future production and development costs                     (62,000)    (70,000)
Future income tax expenses                                 (540,000)   (598,000)
                                                         ----------------------

Future net cash flows                                     1,049,000   1,162,000

10% annual discount for estimated timing of cash flows     (529,000)   (508,000)
                                                         ----------------------

Standardized measure of discounted future net cash flows $  520,000  $  654,000
                                                         ======================






-------------------------------------------------------------------------------
                                                                           F-21

                           UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                             CONSOLIDATED SCHEDULE OF SUPPLEMENTARY INFORMATION
                                                                      CONTINUED

-------------------------------------------------------------------------------


             CHANGES RELATING TO STANDARDIZED MEASURE OF DISCOUNTED
                       FUTURE NET CASH FLOWS (UNAUDITED)



                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------------------
Sales, net of production costs                           $(177,000)  $ (153,000)
Net changes in prices                                      (80,000)           -
Acquisition and improved recover, less related costs             -            -
Revisions of previous quantity estimates                         -      (85,000)
Accretion of discount                                       65,000       74,000
Net change in income taxes                                  58,000       80,000
                                                         ----------------------

   Net change                                            $(134,000)  $  (84,000)
                                                         ======================


















-------------------------------------------------------------------------------
                                                                           F-22