Form 10QSB
period 1998-03-31
UTAH RESOURCES INTERNATIONAL INC
filed 1998-05-15
CIK 353793

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

(1)   Yes    X               No
          ----------------      --------
(2)   Yes    X               No
          ----------------      --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 shares as of November 19, 1997.

         Transitional Small Business Disclosure Format (check one):

Yes           No     x
    --------     ---------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       Utah Resources International, Inc.
                          Consolidated Balance Sheets
                            For The Dates Indicated

                                                  Quarter
                                                   Ended
                                                  03/31/98
                                                  --------


ASSETS
Cash and cash equivalents                          127,492
Accounts receivable                                440,306
Notes receivable                                   265,314

Property and equipment, net of
accumulated depreciation and
amortization of 53,979.86                            3,835

Real estate held for resale                        865,739
Royalty interest in petroleum and mineral
     production, net of amortization                 1,644
Other assets                                        40,726

     TOTAL ASSETS                                1,745,057

LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable                                   554,991
Accrued expenses                                   600,498
Earnest money deposits                              36,000
Notes payable                                      327,912

     TOTAL LIABILITIES                           1,519,402

Minority interest                                   89,799

Commitment and contingencies

     5,000,000 shares authorized,
     2,522,808 shares issued and outstanding       252,281
Additonal paid-in capital                        4,431,232
Note Recievable from Stock Sale                 -3,633,159
Retained earnings                                 -914,498

     TOTAL STOCKHOLDERS' EQUITY                    135,856

     TOTAL STOCKHOLDERS' EQUITY & LIABILITIES    1,745,057



                       Utah Resources International, Inc.
                      Consolidated Statement of Operations
                           For The Periods Indicated


                                                        Quarter    Quarter
                                                         Ended      Ended
                                                       03/31/98    3/31/97
                                                       --------    -------
Sales                                                         0     87,543
Cost of Sales                                                 0      1,561
     Gross Profit                                             0     85,982
General and administrative                              253,333    225,560
     Income from operations                            -253,333   -139,578
Other income (expense):
 Royalty income                                          49,723     68,573
 Interest and dividend income                            54,493      7,870
 Interest expense                                             0        -97
     Total other income(expense)                        104,215     76,346
Income (loss) before minority interest and
 provision for income taxes                            -149,118    -63,232
Minority interest in net income of subsidiaries               0          0
Income (loss) before provision for income taxes        -149,118    -63,232
Income tax (provision) benefit                                0          0
Income (loss) from continuing operations               -149,118    -63,232
Net income ( loss)                                     -149,118    -63,232
Weighted Average Shares
Outstanding                                           2,522,808  2,522,808
Earnings (loss) per share                                -0.059    -0.0250

                       Utah Resources International, Inc.
                      Consolidated Statement of Cash Flows
                            For The Dates Indicated


                                                            Quarter     Quarter
                                                             Ended       Ended
                                                           03/31/98     3/31/97
Cash flows from operating activities
       Net Income ( loss)                                  -149,118     -63,232
       Adjustments to reconcile net income (loss)
        to net cash (used in) operating activities:
          Depreciation and amortization                       2,503       1,476
          Minority interest in net (income)
            of subsidiaries
         (Increase) decrease in:
            Accounts receivable                             -67,548     -53,162
            Real estate held for resale                     -10,732     -72,969
         (Decrease) increase in:
            Accounts Payable                                274,189     247,520
            Accrued expenses                               -122,154    -221,367

            Net cash used in continuing operations          -72,860    -161,734

            NET CASH (USED IN) OPERATING ACTIVITIES         -72,860    -161,734

Cash flows from investing activities:

            Purchase of Property and equipment               12,011        -399
            Payments on notes receivable                    -29,569     -21,485
            Increase (decrease) in minority interest
            Decrease (increase) in other assets              12,561      33,730

            NET CASH(USED IN) INVESTING ACTIVITIES           -4,996      11,846

Cash flows from financing activities:
           Proceeds from notes payable
           Payments on notes payable                         42,119       -1,829

           NET CASH(USED IN) FINANCING ACTIVITIES            42,119       -1,829

Increase in cash                                            -35,738     -151,717

Cash and cash equivalents, beginning of year(period)        163,230      517,858

Cash and cash equivalents, end of year(period)              127,492      366,141


Item 2.  Management's Discussion and Analysis or Plan of Operation.

         RESULTS OF OPERATIONS

         The Company had no land sales in the quarter ended March 31, 1998, as compared with land sales of $87,543 in the quarter ended March 31, 1997. The Company had interest income in the amount of $54,493 during the first quarter of 1998 (which includes accrued interest under the Inter-Mountain Capital Corporation, a Delaware corporation ("IMCC") Promissory Note, dated as of July 3, 1996, and which note is more fully described below), as compared with interest income of $7,870 for the same period in 1997. Income on royalties from production under oil and gas and mineral leases amounted to $49,723 for the first quarter of 1998, which was down from the $68,573 figure for the same period in 1997.

         There was no cost of land sold in the first quarter of 1998 as compared to $1,561 for the same period in 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash requirements of the Company are met by funds provided from cash reserves and operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note, as discussed below. The ratio of assets to liabilities at March 31, 1998, was approximately 1.15 to 1. The Company's assets as of March 31, 1998 were valued at $1,745,057, as against liabilities of $1,519,402.

         The Company presently anticipates that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

        General and administrative expenses were $253,333 for the first three months in 1998 which is an increase over $225,560 for the same period in 1997.

         The Company is continuing in its efforts to effectuate a reverse stock split and subsequently take the Company to a non-SEC reporting status. In February 1997, the Company filed a Schedule 13e-3 and Preliminary Proxy Statement with the SEC. The SEC reviewed the Schedule 13e-3 and Preliminary Proxy Statement and issued a comment letter to the Company, dated March 28, 1997. The Company revised the Schedule 13e-3 and Preliminary Proxy Statement, which documents were filed with the SEC on June 5, 1997. On June 27, 1997, the SEC issued the Company a second comment letter. The SEC's second comment letter included issues with respect to the financial statements which were a part of the Company's 1996 Form 10-KSB.

         The Company filed its revised Schedule 13e-3 and Preliminary Proxy Statement and as a result of the shares being offered to the Company's shareholders pursuant to the terms of the reverse stock split, the Company also filed a Form S-1 Registration Statement with the SEC on February 25, 1998. On March 26, 1998, the Company filed its amended Schedule 13e-3 and Preliminary Proxy Statement and amended Form S-1 Registration Statement. The SEC commented on these documents in correspondence to the Company dated April 29, 1998. The Company is in the process of preparing its response to the SEC.

         The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. During the first quarter of 1998, $4,145 was expended toward this clean-up operation and approximately $320,000 has been expended by the Company to date.

         It is anticipated that the Company's need for cash in excess of its present resources will be met through revenues and real estate secured borrowings. The Company does not have backup lines of credit.

         The Company has no additional plans for major capital expenditures beyond the cost of improving portions of its real property. The Company anticipates sales of real estate lots in the near future upon completion of platting of vacant land which is currently pending approval by the city of St. George, Utah.

         The Company's business is influenced by interest rates, inflation and market demands. Its royalty income from oil and gas interests is affected by fluctuations in the price of oil and the related decisions to drill new wells and the rates at which wells are pumped. The Company has no control over the oil and gas field operations.

         As of July 3, 1996, the Company holds a promissory note from IMCC, which is wholly owned by John Fife (the President and CEO of the Company), in the original principal amount of $3,633,159.42 (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing the Stock Purchase Agreement, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is expected to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid the Company $197,872.52, which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The
Note is secured by the 1,275,912 shares purchased by IMCC as evidenced by a stock pledge agreement, dated as of July 3, 1996 between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

Case Number 98 cv 0900576.

         On or about January 20, 1998, Mark G. Jones, a former director of the Company together with his wholly owned corporation Mark Technologies Corp., a greater than 10% shareholder of the Company ("MTC") filed suit against the Company, John Fife, President, CEO, Chairman of the Board and sole shareholder of IMCC, the majority shareholder of the Company, David Fife, a director of the Company, Lyle D. Hurd, Jr., a director of the Company and Gerry Brown, Vice President of the Company, in the Third Judicial District Court, in Salt Lake County, Utah, in a suit captioned, Mark G. Jones and Mark Technologies Corp. vs. Utah Resources International, Inc., et al., case number 98 cv 0900576.

         Mr. Jones, on behalf of himself and MTC, claims that the defendants violated a certain settlement agreement by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones , MTC, Anne Morgan, Victoria Morgan, Inter-Mountain Capital Corporation, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"). A copy of the 1996 Settlement Agreement is attached as Exhibit 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995. Mr. Jones alleges that the defendants breached the 1996 Settlement Agreement by: (i) failing to execute a written employment agreement between John Fife and the Company; (ii) failing to use their best efforts to unwind the Company's contractual relationship with Morgan Gas & Oil Company;
(iii) recognizing the Company's issuance of stock options to Messrs. Hurd and Brown; (iv) failing to reimburse Mr. Jones and MTC for all of the additional, remaining costs which Mr. Jones claimed were not previously reimbursed pursuant to the 1996 Settlement Agreement; and (v) failing to pay Mr. Jones for expenses incurred by him while acting as a director of the Company. Mr. Jones and MTC are seeking relief in the form of specific performance of the Settlement Agreement and for attorneys' fees and costs incident to the suit.

         The Company has moved for summary dismissal of the complaint on the grounds that the issues complained of are moot and without factual or legal basis.

Case Number 98 cv 0500904.

         On or about April 17, 1998, MTC and Mark G. Jones filed a second suit against the Company in the Fifth Judicial District Court, Washington County, Utah, captioned, Mark Technologies Corp., and Mark G. Jones vs. Utah Resources International, Inc., et al., case number 98 cv 0500904. The defendants in the suit are the Company, John Fife, David Fife, Lyle D. Hurd, Jr., Gerry Brown and Ladd Eldredge, Secretary and Treasurer of the Company.

         Mr. Jones, on behalf of himself and MTC, claims that the individual defendants have, among other things: (i) wasted corporate assets; (ii) failed to pursue corporate opportunities; (iii) mismanaged the Company; and (iv) failed to follow general rules of corporate governance. He is seeking appointment of a receiver and the judicial dissolution of the Company.

         The Company's response to the complaint is due May 21, 1998.

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



                                            Utah Resources International, Inc.

                                              /s/
Date:   5/14/98                             -------------------------------
      -----------                           John Fife, President and CEO

                                              /s/
Date:   5/14/98                             -------------------------------
      -----------                           Ladd Worth Eldredge, Chief Financial
                                            Officer