Form 10QSB
period 1998-06-30
UTAH RESOURCES INTERNATIONAL INC
filed 1998-08-14
CIK 353793

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

(1)   Yes    X               No ________
          ----------------
(2)   Yes    X               No ________
          ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 shares as of November 19, 1997.

         Transitional Small Business Disclosure Format (check one):

Yes ________  No ____X____

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                         UTAH RESOURCES INTERNATIONAL, INC.
                                             Consolidated Balance Sheets
                                              For The Dates Indicated


                                                                                 Quarter
                                                                                   Ended
Assets                                                                          06/30/98

Cash and cash equivalents                                                        283,947
Accounts receivable                                                              481,937
Notes receivable                                                                 206,574


Property and equipment, net of
  accumulated depreciation and
  amortization of  55,645                                                       2,170

Real estate held for resale                                                      886,193
Royalty interest in petroleum and mineral
  production, net of amortization of $49,403                                         807
Other assets                                                                      53,287

                  Total Assets                                                 1,914,915


Liabilities and Stockholders' Equity


Accounts payable                                                                 387,400
Accrued expenses                                                                 884,402
Earnest money deposits                                                            36,000
Notes payable                                                                    476,930

Total liabilities                                                              1,784,732

Minority interest                                                                 89,799

Commitment and contingencies

Stockholders' equity:
  Common stock; par value #.10 per share,
  5,000,000 shares authorized,
  2,522,808 shares issued and outstanding                                        252,281
Additional paid-in capital                                                     4,431,232
Note Receivable from Stock Sale                                               (3,633,159)
Retained deficit                                                              (1,009,970)

   Total stockholders' equity                                                     40,384

   Total stockholders' equity & liabilities                                    1,914,915


                                         UTAH RESOURCES INTERNATIONAL, INC.
                                        Consolidated Statement of Operations
                                             For The Periods Indicated


                                            Three Months       Three Months       Six Months     Six Months
                                                Ended             Ended              Ended          Ended
                                               6/30/98           6/30/97           6/30/98         6/30/97
                                           ------------       ------------        ----------     ----------

Sales                                               -             429,523                -         517,066

Cost of Sales                                       -             203,448                -         205,009

          Gross profit                              -             226,075                -         312,057

General and administrative                    204,205             231,314          457,538         456,874

          Income from operations             (204,205)             (5,239)        (457,538)       (144,817)

Other income (expense):
     Royalty income                            52,825              37,703          102,548         106,276
     Interest and dividend                     55,908               6,950          110,400          14,723
       income (expense)

          Total other income (expense)        108,733              44,653          212,948         120,999

Income (loss) before minority interest
  and provision for income taxes              (95,472)             39,414         (244,590)        (23,818)

Minority interest in net income of                  -                   -                -               -
  subsidiaries

Income (loss) before provision for
 income taxes                                 (95,472)             39,414         (244,590)        (23,818)

Income tax (provision) benefit                      -                   -                -               -

Income (loss) from continuing
 operations                                   (95,472)             39,414         (244,590)        (23,818)

Net income (loss)                             (95,472)             39,414         (244,590)        (23,818)


Weighted Average Shares
Outstanding                                 2,522,808           2,522,808        2,522,808       2,522,808

Earnings (loss) per share                      (0.038)              0.016           (0.097)         (0.009)

                                        UTAH RESOURCES INTERNATIONAL, INC.
                                        Consolidated Statement of Cash Flows
                                               For The Dates Indicated



                                                                              Six Months        Six Months
                                                                                 Ended             Ended
                                                                               06/30/98          06/30/97

Cash flows from operating activities:
     Net Income (loss)                                                          (244,590)          (23,818)
     Adjustments to reconcile net income (loss)
       to net cash (used in) operating activities:
          Depreciation and amortization                                            5,005             1,673
          Minority interest in net (income)
            of subsidiaries
          (Increase) decrease in:
             Accounts receivable                                                (109,179)          (34,402)
             Real estate held for resale                                         (31,186)           45,333

          (Decrease) increase in:
             Accounts Payable                                                    106,598           153,128
             Accrued expenses                                                    161,750          (261,585)

             Net cash used in continuing operations                             (111,601)         (119,671)

             Net cash (used in) operating activities                            (111,601)         (119,671)


Cash flows from investing activities:
     Purchase of property and equipment                                           12,011               879
     Payments on notes receivable                                                 29,172          (128,019)
     Increase (decrease) in minority interest                                          -                 -
     Decrease (increase) in other assets                                               -           124,629

     Net Cash (used in) investing activities                                      41,183            (2,511)


Cash flows from financing activities:
     Proceeds from notes payable                                                 191,136
     Payments on notes payable                                                                      (3,272)

Net cash (used in) financing activities                                          191,136            (3,272)

Increase in cash                                                                 120,717          (125,454)

Cash and cash equivalents, beginning of year (period)                            163,230           517,858

Cash and cash equivalents, end of year (period)                                  283,947           392,404




Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Results of Operations


         The Company had no land sales in the quarter ended June 30, 1998, as compared with land sales of $429,523 in the quarter ended June 30, 1997. The Company had no land sales for the six months ended June 30, 1998 as compared with land sales of $517,066 for the same period in 1997. The Company had interest income in the amount of $110,400 during the first six months of 1998 (which includes accrued interest under the Inter-Mountain Capital Corporation, a Delaware corporation ("IMCC") Promissory Note, dated as of July 3, 1996, and which note is more fully described below), as compared with interest income of $14,723 for the same period in 1997. Income on royalties from production under oil and gas and mineral leases amounted to $52,825 for the second quarter of 1998, which was up from the $37,703 figure for the same period in 1997. The income on royalties from production under oil and gas and mineral leases for the six months period ended June 30, 1998, is $102,548 which figure is less than the $106,276 which was earned during the same period in 1997.

     There was no cost of land sold in the first six months of 1998 as compared to $205,009 for the same period in 1997.


         Liquidity and Capital Resources

         Cash requirements of the Company are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property;
(b) royalty income; (c) interest income earned on money held in interest bearing accounts; and (d) interest income earned on the IMCC Note, as discussed below. The ratio of assets to liabilities at June 30, 1998, was approximately 1.07 to
1. The Company's assets as of June 30, 1998 were valued at $1,914,915 as against liabilities of $1,784,732.

         The Company presently anticipates that cash from land sales and royalties will be the primary sources for future additional liquidity for the Company.

         General and administrative expenses are $204,205 for the second three months in 1998 which is a decrease from $231,314 for the same period in 1997. General and administrative expenses for the year in 1998 are $457,538 as compared to $456,874 for the same period in 1997.


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

         The Company filed its revised Schedule 13e-3 and Preliminary Proxy Statement and as a result of the shares being offered to the Company's shareholders pursuant to the terms of the reverse stock split, the Company also filed a Form S-1 Registration Statement with the SEC on February 25, 1998. On March 26, 1998, the Company filed its amended Schedule 13e-3 and Preliminary Proxy Statement and amended Form S-1 Registration Statement. The SEC commented on these documents in correspondence to the Company dated April 29, 1998. The Company is in the process of preparing its response to the SEC. These documents provided that the reverse stock split would be considered and voted upon at a special meeting of the shareholders.

         The Company holds an annual meeting of the shareholders each year for the purpose of, among other things, electing directors to serve on the Board. The Company wishes to minimize the costs and expenses associated with holding two separate meetings, by combining the meeting addressing the issues raised in the Schedule 13e-3 and Preliminary Proxy Statement and Form S-1 Registration Statement with the Annual Meeting of the shareholders.

         The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. During the second quarter of 1998, $6,031 was expended toward this clean-up operation and approximately $10,176 has been expended by the Company from January 1, 1998 to date. The Company has expended approximately $325,000 to date.

         It is anticipated that the Company's need for cash in excess of its present resources will be met through revenues and real estate secured borrowings. The Company does not have backup lines of credit.

         The Company has no additional plans for major capital expenditures beyond the cost of improving portions of its real property. The Company anticipates sales of real estate lots in the near future since the Company has obtained preliminary plat approval and has commenced development.

         The Company's business is influenced by interest rates, inflation and market demands. Its royalty income from oil and gas interests is affected by fluctuations in the price of oil and the related decisions to drill new wells and the rates at which wells are pumped. The Company has no control over the oil and gas field operations.

         As of July 3, 1996, the Company holds a promissory note from IMCC, which is wholly owned by John Fife (the President and CEO of the Company), in the original principal amount of $3,633,159.42 (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing the Stock Purchase Agreement, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date and is payable in arrears on each anniversary date. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The Note is secured by the 1,275,912 shares purchased by IMCC as evidenced by a stock pledge agreement, dated as of July 3, 1996 between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of 25% of all amounts due under the Note.

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

         Mr. Jones, on behalf of himself and MTC, claims that the defendants violated a certain settlement agreement by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Jr., Mark G. Jones, MTC, Anne Morgan, Victoria Morgan, Inter-Mountain Capital Corporation, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"). A copy of the 1996 Settlement Agreement is attached as Exhibit 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995. Mr. Jones alleges that the defendants breached the 1996 Settlement Agreement by: (i) failing to execute a written employment agreement between John Fife and the Company; (ii) failing to use their best efforts to unwind the Company's contractual relationship with Morgan Gas & Oil Company;
(iii) recognizing the Company's issuance of stock options to Messrs. Hurd and Brown; (iv) failing to reimburse Mr. Jones and MTC for all of the additional, remaining costs which Mr. Jones claimed were not previously reimbursed pursuant to the 1996 Settlement Agreement; and (v) failing to pay Mr. Jones for expenses incurred by him while acting as a director of the Company. Mr. Jones and MTC are seeking relief in the form of specific performance of the Settlement Agreement and for attorneys' fees and costs incident to the suit.

          The Company had moved for summary dismissal of the complaint on the grounds that the issues complained of are moot and without factual or legal basis. On June 25, 1998, the Court stayed the Company's motion for summary dismissal pending discovery. On August 5, 1998, the Company received notice that the Court denied its motion to dismiss certain counts of the complaint. The Company is in the process of preparing a response to the complaint.

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

          On May 29, 1998, the Company filed a motion to strike the complaint as legally insufficient. The Court has denied the Company's motion to strike. The Company is preparing a response to the complaint which it will file on or about August 21, 1998.

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



                                           Utah Resources International, Inc.


Date: August 13, 1998                       /s/ John Fife
                                          ------------------------------
                                           John Fife, President and CEO


Date: August 13, 1998                       /s/ Ladd Worth Eldredge
                                          ------------------------------
                                            Ladd Worth Eldredge, Chief Financial
                                            Officer