Form 10QSB
period 1998-09-30
UTAH RESOURCES INTERNATIONAL INC
filed 1998-11-13
CIK 353793

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    -----------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

    -----------------------------------------------------------------------

                         Commission File No. ___________


                       UTAH RESOURCES INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


         Utah                                                    87-0273519
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

      ---------------------------------------------------------------------


                          297 W. Hilton Drive, Suite #4
                             St. George, Utah 84770
                    (Address of Principal Executive Offices)


      ---------------------------------------------------------------------


                                 (801) 628-8080
                (Issuer's Telephone Number, Including Area Code)
      ---------------------------------------------------------------------

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

                  (1)      Yes      X                No
                              --------------

                  (2)      Yes      X                No
                              --------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,522,808 shares as of November 13, 1998.


Transitional Small Business Disclosure Format (check one):


                  Yes                       No       X

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       UTAH RESOURCES INTERNATIONAL, INC.
                           Consolidated Balance Sheet

                                                                                                     09/30/98
                                                                                                  ------------
Assets
Cash and cash equivalents                                                                         $    33,512
Accounts receivable                                                                                   136,209
Notes receivable                                                                                      206,574
Property and equipment, net of
     accumulated depreciation and
     amortization of $57,311                                                                              504
Real estate held for resale                                                                         1,038,282
Royalty interest in petroleum and mineral
     production, net of amortization of $50,210                                                             0
Other assets                                                                                           53,287
                                                                                                  ------------
         Total Assets                                                                             $ 1,468,368
                                                                                                  ============

Liabilities and Stockholders' Equity
Accounts payable                                                                                  $   197,003
Accrued expenses                                                                                      244,720
Unearned revenue                                                                                      205,922
Earnest money deposits                                                                                 36,000
Notes payable                                                                                         581,578
                                                                                                  ------------
         Total liabilities                                                                          1,265,223

Minority interest                                                                                      89,799

Commitments and contingencies
Stockholders' equity:
     Common stock; par value $.10 per share,
     5,000,000 shares authorized,
     2,522,808 shares issued and outstanding                                                          252,281
Additional paid-in capital                                                                          4,431,232
Note receivable from stock sale                                                                   (3,633,159)
Retained deficit                                                                                    (937,008)
                                                                                                  ------------
         Total stockholders' equity                                                                   113,346
                                                                                                  ------------
         Total Stockholders' Equity and Liabilities                                               $ 1,468,368
                                                                                                  ============



                       UTAH RESOURCES INTERNATIONAL, INC.
                      Consolidated Statement of Operations
                            For The Periods Indicated

                                          Three Months         Three Months       Nine Months        Nine Months
                                              Ended                Ended             Ended              Ended
                                             9/30/98              9/30/97           9/30/98            9/30/97

Sales                                    $       --           $       --         $       --        $   517,066

Cost of Sales                                    --                   --                 --            205,010
                                         ------------         ------------       ------------      ------------
       Gross profit                              --                   --                 --            312,056

General and administrative                   124,730              137,475            582,268           594,349
                                         ------------         ------------       ------------      ------------
       Income from operations               (124,730)            (137,475)          (582,268)         (282,293)

Other income (expense):
    Royalty income                            60,591               37,919            163,139           144,194
    Interest and dividend                    136,101                  --             246,501            22,396
       income (expense)
    Other income                               1,000                7,672              1,000               --
                                         ------------         ------------       ------------      ------------
    Total other income (expense)             197,692               45,591            410,640           166,590

Income (loss) before provision
    for income taxes                          72,962              (91,884)          (171,628)         (115,703)
Income tax (provision) benefit                   --                   --                 --                --
Income (loss) from continuing
    operations                                72,962              (91,884)          (171,628)         (115,703)
                                         ------------         ------------       ------------      ------------
Net income (loss)                        $    72,962          $   (91,884)       $  (171,628)      $  (115,703)
                                         ============         ============       ============      ============
Weighted Average Shares
Outstanding                                2,522,808            2,522,808          2,522,808         2,522,808
                                         ------------         ------------       ------------      ------------

Income (loss) per share                  $     0.029          $    (0.036)       $    (0.068)      $    (0.046)
                                         ============         ============       ============      ============



                       UTAH RESOURCES INTERNATIONAL, INC.
                      Consolidated Statement of Cash Flows
                             For The Dates Indicated

                                                                        Nine Months             Nine Months
                                                                           Ended                   Ended
                                                                         09/30/98                09/30/97

Cash flows from operating activities:
    Net (loss)                                                         $  (171,628)            $  (115,703)
    Adjustments to reconcile net (loss)
       to net cash (used in) operating activities:
     Depreciation and amortization                                           7,478                   5,694
    (Increase) decrease in:
       Accounts receivable                                                 236,549                 (40,892)
       Real estate held for resale                                        (183,275)                 37,634

    (Decrease) increase in:
       Accounts payable                                                    (83,799)                164,785
       Accrued expenses                                                   (477,932)               (236,315)
       Unearned revenue                                                    205,922                     --
                                                                       ------------            ------------
Net cash (used in) operating activities                                   (466,685)               (184,797)
                                                                       ------------            ------------
Cash flows from investing activities:
    (Purchase) disposition of property and equipment                        12,011                    (512)
    Increase (decrease) in notes receivable                                 29,172                (118,987)
    Decrease (increase) in other assets                                        --                  124,629
                                                                       ------------            ------------
    Net Cash provided by investing activities                               41,183                   5,130
                                                                       ------------            ------------
Cash flows from financing activities:
    Payments on notes payable                                                  --                   (3,272)
    Proceeds from notes payable                                            295,784                     --
                                                                       ------------            ------------
    Net cash provided by (used in) financing activities                    295,784                  (3,272)
                                                                       ------------            ------------
    Increase (decrease) in cash                                           (129,718)               (182,939)

Cash and cash equivalents, beginning of period                             163,230                 517,858
                                                                       ------------            ------------
Cash and cash equivalents, end of period                               $    33,512             $   334,919
                                                                       ============            ============

                       UTAH RESOURCES INTERNATIONAL, INC.
            Notes to Condensed Consolidated Financial Statements




(1) The unaudited consolidated financial statements include the accounts of Utah Resources International, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations and cash flows for the three months and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.


(2) (Loss) per share is based on the weighted average number of shares outstanding at September 30, 1998 and 1997, respectively.

(3)      Year 2000

         The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in a company's operations.

         The Company is assessing the readiness of its internal computer systems and expects to implement successfully the systems and programming changes necessary to address year 2000 issues. The Company does not believe that the cost of such actions will have a material effect on the results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. Failure to complete necessary changes could have an adverse effect on future results of operations or financial condition. The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of significant customers, suppliers, and financial institutions with which it transacts business. Failure by these significant customers, suppliers, and financial institutions to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         The Company had no land sales in the quarter ended September 30, 1998 and no land sales in the quarter ended September 30, 1997. The Company had no land sales for the nine months ended September 30, 1998 as compared with land sales of $517,066 for the same period in 1997. The Company had interest income in the amount of $246,501 during the first nine months of 1998 (which includes accrued interest under the Inter-Mountain Capital Corporation, a Delaware corporation ("IMCC") Promissory Note, dated as of July 3, 1996, and which note is more fully described below), as compared with interest income of $22,396 for the same period in 1997. Income on royalties from production under oil and gas and mineral leases amounted to $60,591 for the third quarter of 1998, which was up from the $37,919 figure for the same period in 1997. The income on royalties from production under oil and gas and mineral leases for the nine months period ended September 30, 1998, is $163,139, compared to the $144,194 which was earned during the same period in 1997.

         There was no cost of land sold in the third quarter of 1998 or the third quarter of 1997. There was no cost of land sold in the first nine months of 1998 as compared to $205,010 for the same period in 1997.

         General and administrative expenses are $124,730 for the third quarter of 1998 which is a decrease from $137,475 for the same period in 1997. General and administrative expenses for the year in 1998 are $582,268 as compared to $594,349 for the same period in 1997.

Liquidity and Capital Resources

         The ratio of assets to liabilities at September 30, 1998, was approximately 1.16 to 1. The Company's assets as of September 30, 1998 totaled $1,468,368 with liabilities of $1,265,223.

         It is anticipated that the Company's need for cash in excess of its present resources will be met through land sales, royalties and real estate secured borrowings. The Company is currently negotiating a $1,000,000 revolving credit agreement to finance investment opportunities, working capital needs and expected ongoing litigation.

         The Company has no additional plans for major capital expenditures beyond the cost of improving portions of its real property. The Company anticipates sales of real estate lots in the near future since the Company has obtained preliminary plat approval and has commenced development.

         The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. During the third quarter of 1998, $16,435 was expended toward this clean-up operation and approximately $26,611 has been expended by the Company from January 1, 1998 to date. The Company has expended approximately $341,435 to date.

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

         The Company filed its revised Schedule 13e-3 and Preliminary Proxy Statement, and as a result of the shares being offered to the Company's shareholders pursuant to the terms of the reverse stock split, the Company also filed a Form S-1 Registration Statement with the SEC on February 25, 1998. On March 26, 1998, the Company filed its amended Schedule 13e-3 and Preliminary Proxy Statement and amended Form S-1 Registration Statement. The SEC commented on these documents in correspondence to the Company dated April 29, 1998. The Company filed its response to the April 29, 1998 SEC Comment Letter, a revised Preliminary Proxy Statement and Schedule 14A, a revised Schedule 13c-3, and Amendment No. 2 to Form S-1 Registration Statement on October 14, 1998.

         The Company holds an annual meeting of the shareholders each year for the purpose of, among other things, electing directors to serve on the Board. The Company wishes to minimize the costs and expenses associated with holding two separate meetings by combining the meeting addressing the issues raised in the Schedule 13e-3 and Preliminary Proxy Statement and Form S-1 Registration Statement with the Annual Meeting of the shareholders.

         The Company's business is influenced by interest rates, inflation and market demands. Its royalty income from oil and gas interests is affected by fluctuations in the price of oil and the related decisions to drill new wells and the rates at which wells are pumped. The Company has no control over the oil and gas field operations.

         At the end of August 1998, the Company as general partner of Southgate Resort Limited Partnership and Southgate Plaza Limited Partnership entered into a Partition Agreement, which agreement, among other things, dissolved Southgate Plaza, a Utah general partnership, and Southgate Resort, a Utah general partnership, distributed the assets and liabilities of each partnership to its respective partners and resolved all claims between the partners regarding these partnerships. The Company is in the process of winding up Southgate Resort Limited Partnership and Southgate Plaza Limited Partnership. For financial accounting purposes, the Company has recorded $205,922 in unearned income as a result of the dissolution of Southgate Plaza General Partnership and Southgate Resort General Partnership.

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

         The Company had moved for summary dismissal of the complaint on the grounds that the issues complained of are moot and without factual or legal basis. On June 25, 1998, the Court stayed the Company's motion for summary dismissal pending discovery. On August 5, 1998, the Company received notice that the Court denied its motion to dismiss certain counts of the complaint. On August 19, 1998, plaintiffs filed an amended complaint. The Company has filed an answer, affirmative defenses and counterclaim to the amended complaint. The counterclaim seeks damages against Mr. Jones and MTC for their alleged violation of the Settlement Agreement. Plaintiffs filed their Reply to the Company's counterclaim on October 26, 1998. The Company is engaged in written discovery. The Court has scheduled discovery to close on November 16, 1998.

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

         On May 29, 1998, the Company filed a motion to strike the complaint as legally insufficient. The Court has denied the Company's motion to strike. The Company filed an answer to the complaint on August 21, 1998.


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


                                           Utah Resources International, Inc.


Date:  November 13, 1998                       /s/ John Fife
                                             -----------------------------
                                              John Fife, President and CEO


Date:  November 13, 1998                      /s/ John Fife
                                             -----------------------------
                                              John Fife, Chief Financial Officer