Form 10KSB
period 1998-12-31
UTAH RESOURCES INTERNATIONAL INC
filed 1999-04-15
CIK 353793

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ANNUAL REPORT

             PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [FEE REQUIRED]

                            For the Fiscal Year Ended
                                DECEMBER 31, 1998

                             Commission file number

                       UTAH RESOURCES INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                  Utah                             87-0273519
          (State of Incorporation) (I.R.S. Employer Identification No.)

                          297 W. Hilton Drive, Suite #4
                             St. George, Utah 84770
           (Address of principal executive offices including zip code)

                    Issuer's telephone number: (801) 628-8080

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                  Common Stock
                            Par Value $.10 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (1)  Yes     X           No _______
                  ---------
         (2)  Yes     X           No _______
                  --------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. [ ]

         Issuer's revenues for its most recent 1998 Fiscal Year were $674,016.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, based on the last sales transaction prior to year end 1998, which occurred December 14, 1998, at approximately $1.00 per share, is $1,191,808.

         The number of shares of Common Stock, $.10 par value, outstanding on February 5, 1999 was 2,522,808 shares.

         Transitional Small Business Disclosure Format (check one):
                                                       Yes      No    X
                                                           ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE

    PART OF FORM 10-KSB                              DOCUMENT

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

         The Company held its Annual Meeting of the Shareholders on Monday, March 8, 1999, at the Sheraton Four Points Hotel, 1450 South Hilton Drive, St. George, Utah 84770. At the Annual Meeting, the shareholders, among other things, voted in favor of a proposal to amend the Company's Articles of Incorporation to effect the reverse split of the Company's issued and outstanding common, $.10 par value per share stock (the "Common Stock"), effective Tuesday, March 16, 1999 (the "Effective Date"), on the basis that each 1,000 shares of Common Stock then outstanding will be converted into 1 share of common, $100.00 par value per share stock (the "New Stock"), with shareholders holding less than 1,000 shares of Common Stock or any increment thereof (after being given an option to purchase additional shares as needed to "round up" to the equivalent of 1,000 shares at a purchase price of $3.35 per share) being paid cash in exchange for their fractional shares at a price of $3.35 per share of each share outstanding immediately prior to such reverse split (the "Reverse Split").

Share Exchange Agreement

         On June 13,  1995,  the  Company  consummated  the  exchange of 590,000 shares of its common stock, representing approximately 33% of the total issued and outstanding shares of the Company's common stock following the transaction, in return for receipt of all of the issued and outstanding stock of Midwest Railroad Construction and Maintenance Corporation ("Midwest") pursuant to a Plan of Share Exchange and Share Exchange Agreement, dated February 16, 1995 by and among the Company, Midwest, Robert D. Wolff ("RD Wolff") and Judith J. Wolff ("JJ Wolff") (the "Share Exchange Agreement"). The Share Exchange Agreement was approved by a 3-2 vote of the Board. Directors John H. Morgan, Jr., and Daisy R. Morgan voted against the Share Exchange Agreement. All of the common stock of Midwest was owned by RD Wolff and JJ Wolff. The Share Exchange Agreement was accomplished as a tax free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code"). Midwest, headquartered in Salt Lake City, Utah, is in the railroad construction and maintenance business, operating out of five regional offices located in Utah, Wyoming, Colorado, Nebraska and New Mexico. Midwest also provides railroad engineering, surveying, bridge and structural maintenance, grade crossing and in-plant switching services. Pursuant to the terms of the Share Exchange Agreement, the Company agreed to: (i) indemnify Midwest and the Wolffs from any liability to the Company's shareholders, its officers or directors, whether brought directly by the person or in a derivative capacity arising from Midwest's or the Wolffs' negotiation, execution, or consummation of the Share Exchange Agreement; (ii) execute a three year employment agreement between RD Wolff and the Company, whereby RD Wolff would act as the President of Midwest;
(iii) apply for a listing of its stock on the NASDAQ; and (iv) lend Midwest, in the form of a line of credit, a sum not to exceed $250,000, with the first draw available after February 15, 1995, evidenced by a promissory note in standard form, bearing an interest rate of 1% over the posted prime lending rate at First Security Bank of Utah, N.A., as of February 15, 1995, and adjusted each three months thereafter. Prior to the closing of the Share Exchange Agreement, Midwest borrowed a total of $100,000 against the line of credit. Pursuant to the terms and conditions of the Share Exchange Agreement, the line of credit from the Company became subordinate to Midwest's existing credit line of Three Hundred Fifty Thousand Dollars ($350,000). The line of credit was secured by the assets and equipment of Midwest. The Company entered into an employment agreement with RD Wolff, dated as of June 13, 1995 (the "Wolff Employment Agreement"), and an operating agreement between Midwest and RD Wolff, dated as of June 13, 1995 (the "Operating Agreement"). Pursuant to the Wolff Employment Agreement, RD Wolff was to serve as CEO of the Company and Midwest, and RD Wolff was to receive One Hundred Twenty-Five Thousand Dollars ($125,000) per year in compensation during the term of the Wolff Employment Agreement. Furthermore, during the first five quarters of the Wolff Employment Agreement, beginning July 1, 1995, RD Wolff was to receive Twenty-Five Thousand Dollars ($25,000) in additional compensation per quarter. In addition to his base salary, RD Wolff was to receive an annual bonus computed on the after tax net earnings of Midwest, as follows: (a) five percent (5%) of the first Two Hundred Thousand Dollars ($200,000) in net earnings of Midwest, (b) seven percent (7%) of the next Two Hundred Thousand Dollars ($200,000), and (c) ten percent (10%) of all amounts over the first Four Hundred Thousand Dollars ($400,000) in net earnings of Midwest. RD Wolff was also entitled to participate in the Company's health and benefit plans. Pursuant to the terms of the Operating Agreement and for services performed in connection with the consummation of the Share Exchange Agreement, the Company paid as compensation to each of R. Dee Erickson and E. Jay Sheen, both of whom were directors of the Company at the time of the execution of the Share Exchange Agreement, 38,000 shares each of the Company's Common Stock and One Hundred Four Thousand Dollars ($104,000) in cash.

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

         The terms of the Letter of Intent between IMCC and the Company required that the Company rescind the Share Exchange Agreement. For the foregoing reason, Midwest and the Company entered into a Splitoff Agreement, dated as of April 25, 1996 (the "Splitoff Agreement"), whereby the Share Exchange Agreement was rescinded. A copy of the Splitoff Agreement is attached as Exhibit 10.36 to the Company's Form 10-KSB for the fiscal year ending December 31, 1995, filed with the SEC on January 8, 1997. Pursuant to the terms of the Splitoff Agreement, URI transferred all of the outstanding shares of Midwest stock held by the Company to the Wolffs in exchange for the 590,000 shares of URI stock then held by the Wolffs which transfer was accomplished tax free in accordance with Section 355 of the Code. Furthermore, the Share Exchange Agreement, the Wolff Employment Agreement and the Operating Agreement were canceled. RD Wolff ceased to be the President of URI. Midwest received a net intercompany transfer of approximately Three Hundred Sixteen Thousand Nine Hundred Seventy-Four Dollars ($316,974) through March 31, 1996, which Midwest retained. Furthermore, the parties to the Splitoff Agreement agreed that in the event intercompany transfers for the period from July 1, 1995 through March 31, 1996 were: (i) less than Three Hundred Sixteen Thousand Nine Hundred Seventy-Four Dollars ($316,974), then URI would pay Midwest the difference; or (ii) more than Three Hundred Sixteen Thousand Nine Hundred Seventy-Four Dollars ($316,974), then Midwest would pay URI the difference.

         Pursuant to the Splitoff Agreement, URI agreed to indemnify Midwest and the Wolffs and their respective agents, employees, attorneys, officers, directors and assigns from any and all claims, causes of action, liabilities, damages, costs, expenses and attorneys' fees arising from or relating in any way to URI or the Share Exchange Agreement. This indemnification provision would not apply to acts of fraud, gross negligence or willful misconduct by RD Wolff. The Wolffs and Midwest agreed to indemnify URI and its respective agents, employees, attorneys, officers, directors, successors and assigns from any and all claims, causes of action, liabilities and damages arising from or relating in any way to the Splitoff Agreement, which indemnification obligation is limited to Three Hundred Twelve Thousand Dollars ($312,000). Within 30 days from the date of execution of the Splitoff Agreement, the Company's accountants were to calculate the federal, state and local income taxes attributable to Midwest's business operations (excluding any impact of salary payable or paid to RD Wolff or any intercompany charges to the Company for rent, overhead and administrative expenses) for the period commencing June 1, 1995 and terminating on December 31, 1995. Such taxes were to be determined on the basis as if the Company and Midwest were not filing a consolidated tax return for the same period or part thereof (whether or not a consolidated return is filed). The amount of such taxes is to be considered an intercompany receivable between the Company and Midwest. Pursuant to the terms of the Splitoff Agreement, Midwest agreed to pay such tax amount to the Company in twelve installments. Simultaneous with the execution of the Splitoff Agreement, Midwest paid the Company the sum of Ten Thousand Dollars ($10,000) as an initial tax payment. The balance due the Company is to be paid in eleven additional equal monthly installments, with each such installment due on the first day of each month until all eleven installments have been paid in full. The first of the eleven monthly installments is due and payable on the first day of the month following the determination of the taxes owed by Midwest to the Company. The Company's accountants have determined that Midwest owes the Company Forty-Five Thousand Four Hundred Sixty-Nine Dollars ($45,469) in taxes, of which Thirty-Five Thousand Four Hundred Sixty-Nine Dollars ($35,469) remains due. Midwest also owes the Company the additional amount of Fifty-Four Thousand One Hundred Eighty-Four Dollars and 61/100 ($54,184.61) related to Ladd Eldredge's salary, audit and other expenses. Midwest has disputed the amounts claimed by the Company as owed by Midwest. The Company and Midwest have had ongoing discussions regarding resolving this matter.

(b)      Business of Company.

         URI is a real property  development  corporation.  The Company directly owns approximately 396 acres of undeveloped land in St. George, Utah, approximately 350 acres of which are developable on which it conducts its real property development business, primarily through its wholly-owned subsidiary, Tonaquint, Inc. ("Tonaquint"). Most of the land is near the Southgate golf course.

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

         The Company also receives revenues from its ownership of overriding royalty interests in producing oil and gas leases in Utah and Wyoming, dating from the Company's historic business of acquiring and selling oil, gas and mineral leases.

     The Company has invested Two Hundred Fifty Thousand Dollars ($250,000) in China Peregrine Food Corporation, a Delaware corporation traded publicly on the NASDAQ bulletin board system ("China Peregrine"). China Peregrine distributes dairy and non-dairy food products in several major cities in the People's Republic of China. The Company acquired 88,333 shares of convertible preferred stock on November 13, 1998. The Company is now converting its preferred stock into common stock and selling it on the public market. The Company's investment in China Peregrine is substantially less than ten percent (10%) of the outstanding stock of China Peregrine.

Real Property Development Activities

         Through  year end 1998,  the  Company  had  sales in the  amount of Two
Hundred Thirty-Four Thousand Seven Hundred Eighteen Dollars ($234,718) as compared to land sales in the amount of Five Hundred Thirty Thousand Five Hundred Fifty-Three Dollars ($530,553) in 1997.

         In July of 1992, Tonaquint executed a Sale and Option Agreement with Kay H. Traveler (the "Sale and Option Agreement"), pursuant to which Tonaquint was to sell 14 acres to Mr. Traveler, for a total purchase price of Three Hundred Fifty Thousand Dollars ($350,000) (Twenty-Five Thousand Dollars ($25,000) per acre, and grant Mr. Traveler an option to acquire an additional 40 acres at option exercise prices ranging from Twenty Thousand Dollars ($20,000) to Fifty Thousand Dollars ($50,000 per acre), exercisable over five years, so long as minimum option exercises occurred each year. Mr. Traveler's inspection of the 14 acres disclosed adverse soil conditions, resulting in the execution of an Addendum to the Sale and Option Agreement by the parties in March of 1993. Mr. Traveler was granted an option to acquire a total of 56 acres at prices ranging Twenty Thousand Dollars ($20,000) to Fifty Thousand Dollars ($50,000) per acre. The Kay Traveler Sale and Option Agreement resulted in 1998 sales of
4.11  acres  for the  sum of Two  Hundred  Thirty-Four  Thousand  Seven  Hundred
Eighteen ($234,718) and 1997 sales of 6.67 acres for the sum of Three Hundred Seventeen Thousand Sixty-Six Dollars ($317,066) and 1996 sales of 2.11 acres for the sum of One Hundred Six Thousand Four Hundred Thirty-Two Dollars ($106,432). From July 1992 through December 31, 1998, Kay Traveler exercised his option for a cumulative total of 44.79 of the 75.98 acres available, for the sum of One Million Five Hundred Fifty Thousand One Hundred Fifty-Six Dollars ($1,550,156). As of December 31, 1998 approximately 31.2 acres remain under option to Mr. Traveler at prices ranging from Twenty-Two Thousand Dollars ($22,000) to Fifty Thousand Dollars ($50,000) per acre.

         During the latter half of 1994, the Company began its development efforts for Southgate Phase III, consisting of a total of 37 acres of land above the Southgate golf course, suitable for view-lot residential construction. The land to be developed is on the hillside directly to the south of the Southgate golf course and directly to the west of Interstate 15. The sloping topography of the land requires that the Hillside Ordinance Committee of the St. George Planning and Zoning Commission approve the Company's planned development of the acreage. In 1998, The Company received approval and has commenced construction for the development of all 37 acres for a total of 76 lots. The approval process took longer than originally anticipated, due in part to the restrictions of the hillside ordinance and the increasing political pressure to restrict real estate development generally in St. George, which has resulted in an increasing regulatory burden on real estate development. To finance the construction costs, the Company secured development financing from the State Bank of Southern Utah in the amount of One Hundred Sixty-Five Thousand Dollars ($165,000) during March 1999. John Fife has personally guaranteed the repayment of such financing. Currently, the Company is excavating, building roads, bringing utilities to the property, constructing curbs and gutters, and selling the improved lots in the first phase. To date, the Company has received earnest money deposits reserving three of the six lots in the first phase of development.


         In 1998, the Company received preliminary approval from the Planning and Zoning Commission and the city of St. George for the development of Southgate Village, a 67 unit, 9.6 acre townhouse community located at the northwest of the Southgate golf course and adjacent to the proposed Southgate Valley subdivision. The townhomes range from approximately 1,400-1,800 square feet. The Company is preparing construction drawings, soils reports, excavation plans, and bids. In the fourth quarter of 1998, the City of St. George granted the Company an excavation permit, and in the first quarter of 1999 the Company excavated the entire 9.6 acres. Currently, the Company is waiting to receive final approval on its revised construction drawings; after which, the Company expects to start construction on the first phase of 20 lots at the end of the first quarter 1999.

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

         Real estate development is a government regulated industry. The regulation of real estate development is often carried out in an unpredictable fashion, reflective of both political and rational considerations. Regulation is carried on by municipal, county, state and federal agencies, but municipal and county governments have the greatest regulatory impact. St. George City, in which URI operates, has been adopting increasingly restrictive regulations associated with development activities, including the adoption of more restrictive building codes and ordinances, greater emphasis on land use planning, pressure to increase the number of low density residential developments, and heightened public concern aimed at limiting development as a means to control growth. Development in some areas close to the Company's lands may be limited by governmental environmental protection activities. Government regulation may have an impact on the viability of current real estate development by the Company.

         The real property development industry is highly competitive. Several development companies with interests in St. George have longer operating histories, greater financial strength and more experience in the industry than does the Company. The Company's development activities historically have represented less than five percent (5%) of total real estate development activity in the area in and around St. George, and, in management's view, that percentage is likely to decrease in the near term given the increase in overall development activities in the area. The perceived strength of the St. George real estate market has recently attracted many more developers to the area, increasing the competition for the Company.


Partnerships

         In 1998, the Company dissolved the following general and limited partnerships: Southgate Resort General Partnership, Southgate Plaza General Partnership, URI-MGO Health Venture General Partnership, Service Station #2 Limited Partnership, Southgate Resort Limited Partnership, Southgate Plaza
Limited Partnership, Country Club Partnership, and Tonaquint Indian Hills Limited Partnership.

         In August 1998, the Company dissolved Southgate Resort, a Utah general partnership, and Southgate Plaza, a Utah general partnership, pursuant to a Partition Agreement among the partners of those partnerships (the "Parties). The Parties included Southgate Plaza Limited Partnership, Southgate Resort Limited Partnership, Vera R. Hughes Grandchildren Trust ("Hughes Trust"), and Jacquetta Brown Ogden Properties, L.C. ("Brown Properties"). The Parties agreed to distribute all of the assets and liabilities of the partnerships to the Parties, and resolve any and all disputes existing among them. Specifically, the Parties caused Southgate Resort to transfer the real property owned by it to the Hughes Trust (approximately 0.606 acres). The Parties also caused Southgate Plaza to transfer its real properties to Southgate Plaza Limited Partnership (approximately 2.21 acres) (52.5% owned by the Company), Hughes Trust (approximately 2.2 acres), and Brown Properties (approximately 2.02 acres). The Partition Agreement further required that Southgate Plaza transfer to Soutgate Plaza Limited Partnership, Hughes Trust, and Brown Properties, as tenants in common, approximately .4524 acres of real property. The Parties also assumed equal shares of the liabilities of the partnerships. Furthermore, the Parties agreed to pay their pro rata shares of certain special improvement district payments allocated to the transferred properties payable to the city of St. George. In addition, the Parties released all causes of action and/or claims each may have had against each other with respect to Southgate Resort and Southgate Plaza, their properties, activities, and management. As a result of the Partition Agreement, the Company dissolved Southgate Resort Limited Partnership, which was owned entirely by the Company.

         On December 15, 1998, the Company, Tonaquint, Inc., a wholly-owned subsidiary of the Company ("Tonaquint"), John H. Morgan, Jr. ("JH Morgan"), Daisy R. Morgan ("DR Morgan"), Morgan Gas & Oil Company ("MGO"), the Estate of John Morgan Sr. (the "Morgan Estate"), and the John Morgan Sheltered Trust (the "Morgan Sheltered Trust") (collectively the "Morgan Parties") entered into a Partnership Settlement Agreement ("PS Agreement") pursuant to which the Company and related entities resolved certain disputes and controversies involving the Company, Tonaquint, JH Morgan, DR Morgan, MGO, the Morgan Estate and the Morgan Sheltered Trust. Pursuant to the terms of the PS Agreement, the Morgan Parties transferred to the Company all of their interests in URI-MGO Health Venture, Service Station #2 Limited Partnership, Country Club Partnership and Tonaquint Indian Hills Limited Partnership (collectively, the "Partnerships"). In exchange, the Company (i) delivered a promissory note to MGO for Eighty Thousand Four Hundred Ninety-One Dollars ($80,491) bearing an interest rate of nine percent (9%) per annum with a maturity of two years, or upon the sale of certain Company properties securing the note; (ii) transferred to MGO 137,102 shares of MGO stock representing all of the MGO stock owned by the Company; (iii) assigned to MGO 33.3334% of the net proceeds from the future sale of certain real property owned by the Company; (iv) delivered to the Morgan Sheltered Trust a promissory note for Twenty-Two Thousand Six Hundred Ninety Dollars ($22,690);
(v) assigned to the Morgan Sheltered Trust 14.663% of the net proceeds from the future sale of certain real property owned by the Company; and (vi) paid to JH Morgan the sum of Seven Thousand Dollars ($7,000). In addition, the Morgan Estate paid the Company Seven Thousand One Hundred Twenty-Four Dollars ($7,124). The Morgan Parties also agreed to cooperate with the Company in winding up the Partnerships. The parties also agreed to release each other from all causes of action and claims arising from or related to the matters described in PS Agreement.

         Pursuant to the PS Agreement, the Company assumed the liabilities and clean-up costs associated with the gas station previously owned by Service Station #2 Limited Partnership. In 1989, The Service Station #2 Limited Partnership replaced its gasoline underground storage tanks, which the partnership was informed had been leaking. From November of 1992 through December 31, 1998, the partnership spent approximately Three Hundred Forty-Five Thousand Dollars ($345,000) on efforts to remediate the soil contamination by gasoline and other hydrocarbons which is alleged to have occurred from the operation of the service station. On or about April 16, 1997, the Partnership sold the service station property but retained the obligation to complete the remediation of the property. The Company has hired consultants and engineers and is following their recommendations to remediate the property as required by Utah law and regulations.

         As a result of the PS Agreement, the Company owned one hundred percent (100%) of the interests in the Partnerships with the exception of Country Club Partnership and Tonaquint Indian Hills Partnership, in which the Company owned 96.64% and 85.57% of the interests, respectively. Prior to December 31, 1998, the Company purchased the remaining 3.36% interests in Country Club Partnership from the remaining partners for Five Hundred Four and 59/100 Dollars ($504.59), which represented the balance of such partners capital accounts. Prior to December 31, 1998, Tonaquint Indian Hills Partnership terminated in accordance with its terms. As part of the termination, the Company caused Tonaquint Indian Hills Partnership to distribute its assets to its partners.

Overriding Royalties in Oil and Gas Leases

         URI has overriding royalty interests in oil and gas properties held by various other parties. All revenues from the Company's interests in the properties have been received in cash. The Company received royalties in the amount of One Hundred Ninety-Four Thousand Eight Hundred Forty-Three Dollars ($194,843) in 1998 as compared to One Hundred Seventy-Five Thousand Five Hundred Seventy-Two Dollars ($176,572) in 1997. URI has not engaged in the acquisition and sale of oil and gas leases for many years and has no intention of doing so in the future, nor does it have facilities or means to perform the exploration, development and operation of oil and gas wells on properties in which it has interests. Mineral or oil and gas exploration and development is undertaken by third parties. If production is realized on any properties in which URI has an interest, it receives a share of gross production revenues based upon the percentage overriding royalty interest it has retained.

China Peregrine

         The Company has invested Two Hundred Fifty Thousand Dollars ($250,000) in China Peregrine Food Corporation, a Delaware corporation traded publicly on the NASDAQ bulletin board system ("China Peregrine"). China Peregrine distributes dairy and non-dairy food products in several major cities in the People's Republic of China. The Company closed on the acquisition of 88,333 shares of convertible preferred stock on November 13, 1998. The Company is now converting its preferred stock into common stock and selling it into the public market.

Employees

         In 1998, the Company employed two full-time employees. In 1997, the Company employed three full-time employees and no part-time employees. Pursuant to the Stock Purchase Agreement, the Company and John Fife entered into an employment agreement, dated as of February 27, 1998, but commencing as of July 13, 1996, which provided for the employment of Mr. Fife as President and CEO of the Company with an annual salary of One Hundred Ninety-Five Thousand Dollars ($195,000). In 1998, the Board voted unanimously to have Mr. Fife assume the responsibilities of CFO. The Company and Tonaquint, Inc., its wholly owned subsidiary, currently employ Gerry Brown on a full-time basis, to act as the Vice President of the Company, where he provides real estate planning, development and sales services for the Company, and Tonaquint, Inc. Mr. Brown is currently the President of Tonaquint, Inc., where he assists in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required. During 1998, the Company replaced Ladd Eldredge who had been acting as the Company's Secretary, Treasurer, CFO, and office manager. Mr. Eldredge has agreed to provide services to the Company on an hourly basis. The Company hired a part-time bookkeeper, and appointed
Jonathan K. Hansen as Secretary. As noted above, Mr. Fife assumed the responsibilities of CFO. No employees are party to a collective bargaining agreement with the Company.

         ITEM 2.   DESCRIPTION OF PROPERTY

St. George Properties

         The Company intends to develop its property, primarily through subdividing and selling improved lots for residential construction. The Company is also engaged in selling undeveloped parcels to other developers. Furthermore, management believes that approximately 25 acres of the Company's lands are suitable for commercial development.

Oil & Gas Interests

         The Company has overriding royalty interests in oil and gas wells producing primarily in the Unitah Basin, Unitah County, Utah, and Sublette County, Wyoming. The Company owns overriding royalty interests of from .025 of 1% to 3% of production.

         The Company was not the original lessee on several of the oil and gas property leases. The original lessees were affiliates of, or related parties to, the Company. As to those lessees, the Company's royalty interest was obtained by assignment from the original lessees. In some cases, the assignments have not been recorded. The Company has no unamortized investment in oil and gas properties at December 31, 1998.

         Many oil, gas and hydrocarbon leases issued by the State of Utah or the United States are issued for definite periods of time, often from five to ten years. If, at the end of the lease period, production has been realized and is continuing on the property subject to the lease, the term of the lease continues for the period of commercial production. Thus, the continuing interest of the Company in state and federal leases is dependent upon the ability of the third party operators to develop significant production on the properties subject to those leases. The expense of compliance with environmental regulations on lands in which the Company may have overriding royalty interests is not borne by the Company.

         Through its wholly-owned subsidiary, New Mercur Gold Exploration, Inc., the Company holds a fifty percent (50%) joint interest in ten patented lode mining claims covering approximately 137 acres in Tooele County, Utah. The claims have been leased to Barrick Mercur Gold Mines for a nominal amount. There is presently no production on the properties. Development of the Company's mineral properties may be affected by federal and state regulation relating to the protection of the environment. Such regulation may prevent the development of properties owned by the Company, or those in which it retains an overriding royalty interest. The Company has no value for this asset recorded in the financial statements at December 31, 1998.

Office Space

         URI leases an office for its headquarters at 297 W. Hilton Drive, Suite #4, St. George, Utah. John Fife, President, CEO, CFO and Chairman of the Board of the Company, maintains his office at 360 E. Randolph Street, Suite 2402, Chicago, Illinois 60601, where he carries out the business of the Company along with the responsibilities of other business ventures unrelated to the Company. To date, the Company does not have an agreement with Mr. Fife for use of the space and has not reimbursed Mr. Fife for the cost of the office space and related administrative costs incurred on behalf of the Company and these costs have not been accrued by the Company.

         ITEM 3.   LEGAL PROCEEDINGS

Case Number 98 CV 0900576.

         On or about January 20, 1998, Mark G. Jones, a former director of the Company together with his wholly owned corporation Mark Technologies Corp. ("MTC"), a greater than ten percent (10%) shareholder of the Company filed suit against the Company, John Fife, President, CEO, CFO, Chairman of the Board and sole shareholder of IMCC, the majority shareholder of the Company, David Fife, a director of the Company, Lyle D. Hurd, Jr., a director of the Company and Gerry Brown, Vice President of the Company, in the Third Judicial District Court, in Salt Lake County, Utah, in a suit captioned, Mark G. Jones and Mark Technologies Corp. vs. Utah Resources International, Inc., et al., case number 98 CV 0900576. Mr. Jones, on behalf of himself and MTC, claims that the defendants violated a certain settlement agreement by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Jr., Mark G. Jones, MTC, Anne Morgan, Victoria Morgan, Inter-Mountain Capital Corporation, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"). A copy of the 1996 Settlement Agreement is attached as Exhibit 10.38 to the Company's Form 10-KSB for Fiscal Year End 1995.

         Mr. Jones alleges that the defendants breached the 1996 Settlement Agreement by: (i) failing to execute a written employment agreement between John Fife and the Company; (ii) failing to use their best efforts to unwind the Company's contractual relationship with Morgan Gas & Oil Company; (iii) recognizing the Company's issuance of stock options to Messrs. Hurd and Brown;
(iv) failing to reimburse Mr. Jones and MTC for all of the additional, remaining costs which Mr. Jones claimed were not previously reimbursed pursuant to the 1996 Settlement Agreement; and (v) failing to pay Mr. Jones for expenses incurred by him while acting as a director of the Company. Mr. Jones and MTC are seeking relief in the form of specific performance of the Settlement Agreement and for attorneys' fees and costs incident to the suit. The Company had moved for summary dismissal of the complaint on the grounds that the issues complained of are moot and without factual or legal basis. On June 25, 1998, the Court stayed the Company's motion for summary dismissal pending discovery. On August 5, 1998, the Company received notice that the Court denied its motion to dismiss ccertain counts of the complaint. On August 19, 1998, plaintiffs filed an amended complaint. The Company has filed an answer, affirmative defenses and counterclaim to the amended complaint. The counterclaim seeks damages against Mr. Jones and MTC for their alleged violation of the Settlement Agreement. Plaintiffs filed their Reply to the Company's counterclaim on October 26, 1998. In January, the defendants filed a motion for summary judgment on all of the claims made by Mr. Jones and MTC. That motion is pending. On April 1, 1999, the Court granted Mr. Jones and MTC leave to take limited discovery to respond to defendants' motion for summary judgement. Mr. Jones and MTC have been ordered by the Court to file their response to defendants' motion for summary judgment within fifteen days of completing the aforementioned limited discovery.

Case Number 98 CV 0500904.

         On or about April 17, 1998, MTC and Mark G. Jones filed a second suit against the Company in the Fifth Judicial District Court, Washington County, Utah, captioned, Mark Technologies Corp., and Mark G. Jones vs. Utah Resources International, Inc., et al., case number 98 CV 0500904.

     The defendants in the suit are the Company, John Fife, David Fife, Lyle D. Hurd, Jr., Gerry Brown and Ladd Eldredge, Secretary and Treasurer of the Company. Mr. Jones, on behalf of himself and MTC, claims that the individual defendants have, among other things: (i) wasted corporate assets; (ii) failed to pursue corporate opportunities; (iii) mismanaged the Company; and (iv) failed to follow general rules of corporate governance. He is seeking appointment of a receiver and the judicial dissolution of the Company. On May 29, 1998, the Company filed a motion to strike the complaint as legally insufficient. The Court has denied the Company's motion to strike. The Company filed a response to the complaint on or about August 21, 1998. Mr. Jones and MTC have filed discovery related motions which are scheduled to be heard on April 21, 1999.

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the fourth quarter of the 1998 fiscal year covering this report.

         The Company held its Annual Meeting of the Shareholders on Monday, March 8, 1999, at the Sheraton Four Points Hotel, 1450 South Hilton Drive, St. George, Utah 84770. At the meeting the shareholders were asked to: (i) consider and vote upon a proposal to amend the Company's Articles of Incorporation to effect the reverse split of the Company's issued and outstanding common, $.10 par value per share stock (the "Common Stock"), effective Tuesday, March 16, 1999 (the "Effective Date"), on the basis that each 1,000 shares of Common Stock then outstanding will be converted into 1 share of common, $100.00 par value per share stock (the "New Stock"), with shareholders holding less than 1,000 shares of Common Stock or any increment thereof (after being given an option to purchase additional shares as needed to "round up" to the equivalent of 1,000 shares at a purchase price of $3.35 per share) being paid cash in exchange for their fractional shares at a price of $3.35 per share of each share outstanding immediately prior to such reverse split (the "Reverse Split"); (ii) elect five directors to hold office until the next annual meeting of shareholders or until their successors have been elected and qualified; and (iii) transact such other business as may properly come before the meeting and any adjournment thereof.

1.       Proposal - Effect the Reverse Split.

         To consider and vote upon a proposal to amend the Company's Articles of Incorporation to effect the reverse split of the Company's issued and outstanding common, $.10 par value per share stock (the "Common Stock"), effective Tuesday, March 16, 1999 (the "Effective Date"), on the basis that each 1,000 shares of Common Stock then outstanding will be converted into 1 share of common, $100.00 par value per share stock (the "New Stock"), with shareholders holding less than 1,000 shares of Common Stock or any increment thereof (after being given an option to purchase additional shares as needed to "round up" to the equivalent of 1,000 shares at a purchase price of $3.35 per share) being paid cash in exchange for their fractional shares at a price of $3.35 per share of each share outstanding immediately prior to such reverse split (the "Reverse Split"). A majority of the votes present were voted in favor of the proposal to amend the Articles of Incorporation to effect the Reverse Split. The votes were cast as follows:


FOR          %            AGAINST          %             ABSTAIN            %
---          -            -------          -             -------            -
1,649,852   65.3          366,529         14.5            2,167            .08

2.       Proposal - Election of Board of Directors

         The Companies nominees for the Board of Directors were: John Fife, David Fife, Lyle D. Hurd, Jr., Stuart B. Peterson and Gregory White. All of the nominees were elected to serve as directors of the Company. The votes were cast as follows:


NOMINEE                     FOR           %           WITHHOLD            %
-------                     ---           -           --------            -
John M. Fife             1,715,609      81.6           385,573           18.4
David Fife               1,715,609      81.6           385,573           18.4
Lyle D. Hurd, Jr.        1,715,609      81.6           385,573           18.4
Stuart B. Peterson       1,715,609      81.6           385,573           18.4
Gregory White            1,715,609      81.6           385,573           18.4


                                                                    PART II

         ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the OTC Bulletin Board system through the Automated Quotation System, under the symbol "UTRS." The following table sets forth the quarterly closing bid prices for 1997 and 1998 for the Company's Common Stock during the last two fiscal years of the Company, as reported by National Quotation Bureau, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not represent actual transactions and have not been adjusted for stock dividends or splits.


                               1998                          1997
                               ----                          ----
---------------- --------------- ---------------- ------------- ------------
Period              High              Low            High          Low
---------------- --------------- ---------------- ------------- ------------
First Quarter       $.75             $.625          $.875        $.875
---------------- --------------- ---------------- ------------- ------------
Second Quarter      $.625            $.625          $.875        $.875
---------------- --------------- ---------------- ------------- ------------
Third Quarter       $.9375           $.50           $.875        $.875
---------------- --------------- ---------------- ------------- ------------
Fourth Quarter      $.75             $.75           $.875        $.25
---------------- --------------- ---------------- ------------- ------------

         Except for certain transactions including: (i) the Split-Off Agreement by and between MidWest Railroad Construction and Maintenance Corporation ("Midwest") and the Company (the "Split-Off Agreement"), wherein the Company returned its Midwest shares to Robert D. Wolff and Judith J. Wolff (together the "Wolffs") in exchange for the 590,000 shares of the Company's stock held by the Wolffs, (ii) the 1996 Settlement Agreement, by and among the Company, R. Dee Erickson, E. Jay Sheen, Lyle D. Hurd, Mark G. Jones, Mark Technologies Corporation, Anne Morgan, Victoria Morgan, IMCC, John Fife and Robinson & Sheen, L.L.C. (the "1996 Settlement Agreement"), wherein the Company redeemed 22,950 shares of Anne Morgan's URI stock and 17,602 shares of Victoria Morgan's URI stock, in cash, at $3.35 per share, and (iii) the conclusion of the exchange of
10.6 acres of land and 34,150 shares of C.E.C. Industries Corporation stock for 103,488 shares of the Company's stock; the Company Proxy Statement. (See "RISK FACTORS/IMCC Transaction and Settlement Agreements.") IMCC has made no additional purchases of the Company's stock, since July 3, 1996, when it acquired 1,275,912 shares of the Company's stock to obtain a majority ownership interest in the Company. Since July 3, 1996, John Fife, individually, has acquired 51,193 shares of the Company's stock. He purchased these shares during the third and fourth quarters of 1998 (2,500 shares on 8/6/98, 2,500 shares on 8/18/98, 2,500 shares on 9/14/98, 4,000 shares on 9/16/98, 2,000 shares on
9/21/98,  2,100 shares on 10/7/98 and 35,593  shares on  12/11/98).  The low and high purchase prices were $.875 and $1.00, respectively. The average purchase prices for the third and fourth quarters of 1998 were $.79 and $.78, respectively. The Company did declare a $.10 cash dividend which was paid

January 26, 1996, to shareholders of record January 12, 1996. A decision to pay dividends in the future will depend upon the Company's profitability, need for liquidity and other financial considerations. There are approximately 558 shareholders of the 2,522,808 outstanding shares of the Company's Common Stock. Approximately 479 shareholders hold less than 1,000 shares of the Company's Common Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         The Company had sales of Two Hundred Thirty-Four Thousand Seven Hundred Eighteen Dollars ($234,718) in 1998 as compared with land sales of Five Hundred Thirty Thousand Five Hundred Fifty-Three Dollars ($530,553) in 1997. Income on royalties from production under oil and gas and mineral leases amounted to) One Hundred Ninety-Four Thousand Eight Hundred Forty-Three Dollars ($194, 843) and One Hundred Seventy-Six Thousand Five Hundred Seventy-Two Dollars ($176,572) for 1998 and 1997, respectively. The increase in royalties income is due to expanded production.

     Cost of land sold declined to Sixteen Thousand Four Hundred Ninety-Four Dollars ($16,494) in 1998 from Two Hundred Seven Thousand Six Hundred Ninety-One Dollars ($207,691) in 1997. General and administrative expenses were Eight Hundred Fifty Six Thousand Three Hundred Thirty-Nine ($856,339) in 1998, as compared to One Million Two Hundred Twenty-Two Thousand Forty Dollars ($1,222,040) in 1997. The Company had a net loss of Two Hundred Three Thousand Five Hundred Twenty-Four Dollars ($203,524) in 1998 as compared to a net loss of Four Hundred Forty-Four Thousand and Six Hundred Twenty-Three Dollars ($444,623) for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash requirements of URI are met by funds provided from operations consisting of (a) the sale of improved lots and undeveloped property; (b) royalty income; (c) interest income earned on money held in interest bearing accounts, (d) from proceeds from the sale of its Common Stock to IMCC, and (e) proceeds from investments made by the Company. Certain investments of the Company and expenses paid were made from proceeds of loans secured by the Company's real estate holdings. The Company presently anticipates that cash on hand, cash from land sales, royalties, and investments will be the primary sources for future additional liquidity for the Company. It is anticipated that the Company's need for cash which exceeds its present resources and operating revenues will be met through real estate secured borrowings. In 1998, the Company executed a One Million Dollar ($1,000,000) Revolving Credit Note with Mr. Layton Ott for purposes of having a source of funds for working capital and financing investment opportunities. The note bears interest at the rate of 12.5% per annum payable monthly and has a maturity of one year with an option to extend the term for an additional six months at the Company's discretion. The note is secured by approximately forty acres of the Company's land in the Southgate Hills III development.

     The Company expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. In 1998, approximately $42,400 was expended toward this clean-up operation and approximately Three Hundred Forty-Five Thousand Dollars ($345,000) has been expended by the Company to date.

         In 1998, the Company drew down Two Hundred Fifty Thousand Dollars ($250,000) from the Revolving Credit Note to acquire 88,333 shares of convertible preferred stock in China Peregrine Food Corporation, a Delaware corporation publicly traded on the NASDAQ bulletin board system ("China Peregrine"). China Peregrine is a distributor of dairy and non-dairy food products in several major cities in the People's Republic of China and owns and operates two large dairy processing plants in China. The convertible preferred stock pays an 8% dividend, which accrues and is payable quarterly in the form of additional common stock. At the Company's discretion, the preferred stock may be sold on the open market and converted to common stock at a 25% discount to the stock's 10-day trailing average bid price. Through year end 1998, the Company sold 14,000 shares for a realized gain of Four Thousand Three Hundred Twenty-Four Dollars ($4,324). The Company is actively seeking other investment opportunities to generate additional revenues.

         No separate financing commitment has been obtained for the purpose of completing the 1,000 to 1 reverse stock split.

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

         As of July 3, 1996, the Company holds a promissory note from IMCC in the original principal amount of Three Million Six Hundred Thirty-Three Thousand One Hundred Fifty-Nine Dollars ($3,633,159) (the "Note"). The Note bears interest at a rate equal to the short-term applicable federal rate published by the Internal Revenue Service in effect at the time of closing the Stock Purchase Agreement, and is adjusted on each anniversary of the Note to the applicable short-term federal rate in effect on such anniversary date. Interest on the Note is to be paid currently in arrears on each anniversary of the Note. At the closing, IMCC paid the Company One Hundred Ninety-Seven Thousand Eight Hundred Seventy-Two and 52/100 Dollars ($197,872.52), which amount represented the present value first year of interest due under the Note. The principal and any unpaid interest accrued under the Note is due and payable August 1, 2001. The
Note is secured by the 1,275,912 shares purchased by IMCC as evidenced by a stock pledge agreement, dated as of July 3, 1996 between IMCC and the Company (the "Stock Pledge Agreement"). Pursuant to a separate written guaranty agreement, John Fife personally guaranteed payment of twenty-five percent (25%) of all amounts due under the Note.

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

         The Company is assessing the readiness of its internal computer systems and expects to implement successfully the systems and programming changes necessary to address the year 2000 issues. The Company does not believe that the cost of such acttions will have a material effect on the results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. Failure to complete necessary changes could have an adverse effect on future results of operations or financial condition. The Company is also assessing the possible effects of the Company's operations of the year 2000 readiness of significant customers, suppliers, and financial institutions with which it transacts business. Failure by these significant customers, suppliers, and financial institutions to addres year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.


ITEM 7.   FINANCIAL STATEMENTS

         See Index to Financial Statements appearing on page F-1 of this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Tanner + Co. of Salt Lake City, Utah has been the independent public accountant for the Company's December 31, 1997 and 1998 financial statements.

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

         CURRENT DIRECTORS

                  DAVID FIFE, 36, was appointed a director of the Company effective July 13, 1996 by the Muth Group pursuant to the terms of the 1993 Settlement Agreement. Mr. Fife is currently the President and sole beneficial owner of Home Equity Lending L.L.C. a mortgage origination and finance company located in Salt Lake City, Utah. Prior to 1993, Mr. Fife was the President of Property Tax Assessor Records Corp., a Chicago based real estate tax consulting company. David Fife and John Fife are brothers.

                  JOHN FIFE, 38, was appointed as a director of the Company effective July 13, 1996, by the Muth Group pursuant to the 1993 Settlement Agreement. Mr. Fife was appointed the President and Chief Executive Officer of the Company in July, 1996. He was named Chairman of the Board of the Company on October 10, 1996. He was named Chief Financial Officer of the Company in 1998. He is an investor and venture capitalist and has pursued this course since July, 1990. Mr. Fife is the President and sole shareholder of J.F. Venture, Inc. and IMCC, both of which are investment companies. IMCC acquired a fifty and 5/10ths percent (50.5%) (majority interest) in the Company on July 3, 1996. He also serves as President of Property Tax Assessor Records Corp., a Chicago-based real estate tax consulting company. Mr. Fife also serves as a director of Hyatt Research Corporation, a magazine publisher in Middlebury, Vermont. Prior to 1993, Mr. Fife held the position of Assistant Vice President of Continental Equity Capital Corp. ("CECC"), a subsidiary of Continental Bank. At CECC, he negotiated, structured and financed LBO's and later stage venture capital investments in the Mortgage Banking, Retail, Cable and Cellular Telephone industries. Prior to CECC, Mr. Fife worked as a financial analyst in the commercial real estate department of Trammel Crow Company. Mr. Fife earned his M.B.A. degree from Harvard in 1990 and his B.S. in statistics and computer science from Brigham Young University in 1986. John Fife and David Fife are brothers.

                  LYLE D. HURD, JR., 61, is a director of the Company and has performed services as Marketing Consultant/Assistant to the President. He is president of Hurd Owens Hafen Inc., a publisher of magazines and periodicals located in St. George, Utah, since December of 1990. Hurd Owens Hafen Inc. is the publisher of the St. George Magazine and various other magazines and periodicals. For approximately 16 years prior to December, 1990, Mr. Hurd provided marketing consulting services to magazine publishers through Hurd & Associates, Inc., a privately owned consulting firm. Mr. Hurd has served as a director of the Company since May, 1993.

                  STUART B. PETERSON,  37, was elected a director of the Company on December 11, 1997. Mr. Peterson has served as a director for C.R. England, Inc., a Two Hundred Million Dollar, privately owned trucking company based in Salt Lake City, where he sets the prices for customer contracts and is responsible for the profitable execution of sales and operating activities from 1995 to the present. Mr. Peterson worked for Powder River, Inc., from 1993 through 1994, where he directed sales, marketing and distributions. Mr. Peterson's background includes real estate investment banking experience with Trammell Crow Company, where he participated in the securitization and sales of extensive commercial real estate properties held by Trammell Crow partnerships throughout the United States. After completing the sale of a One Hundred Sixty Million Dollar commercial real estate portfolio, Mr. Peterson supervised the properties, and issued the quarterly financial reports to investors. Mr. Peterson has also performed the valuation and marketing of a Four Million Dollar manufacturing company based in California, cumulating in a leveraged acquisition in 1994. Mr. Peterson received his M.B.A. degree from Harvard University in 1990 and his A.B. in government from Harvard in 1986.

                  GREGORY WHITE, 35, was elected a director of the Company on December 11, 1997. Mr. White has served as a consultant for Shorebank Corporation from 1995 through the present, where he provided consulting services to emerging entrepreneurs to expand their business and evaluated equity and subordinated debt deals, structured investments, performed management due diligence, designed and prepared management reports, and worked intensively with portfolio companies to maximize performance. Mr. White acted as a fixed income salesman for Salomon Brothers from 1993 through 1995, where he sold a variety of fixed income securities to institutional clients. From 1990 to 1993, Mr. White acted as an account officer for Continental Bank. From 1986 to 1988 he acted as an associate research analyst for The Rouse Company and from 1985 to 1986, he was an assistant field officer for The Enterprise Foundation. Mr. White earned his M.B.A. degree from Harvard University in 1990 and his B.A. with honors at Brown University in 1985.

         EXECUTIVE OFFICERS FOR THE PERIOD COVERED BY THIS REPORT

         JOHN FIFE, see description above.

         GERRY T. BROWN, 57, was appointed Vice President of the Company July 3, 1996. He served as President of the Company from June 19, 1993 to July 3, 1996. Mr. Brown has been employed by the Company or its affiliates and related parties since March, 1985. He has provided real estate planning, development and sales services for the Company, Tonaquint, Inc., the Company's wholly-owned subsidiary, and various affiliated partnerships. Mr. Brown is currently the President of Tonaquint, Inc. Mr. Brown has assisted in land use planning, negotiating sales and financing arrangements, obtaining government approvals, arranging for construction contracts, and supervising the performance of engineering services as have been required in connection with the Company's property development and sales.

         LADD WORTH ELDREDGE, 44, was employed by the Company from July, 1994 through June 30, 1998. During his tenure, he acted as the Secretary, Treasurer, CFO and office manager for the Company. Mr. Eldredge was appointed Treasurer of the Company in November, 1994 and Secretary and CFO of the Company in November, 1995. Prior to his employment by the Company, Mr. Eldredge was the Chief Accountant at the Peppermill Resort in Mesquite, Nevada, a position he held for two years. Mr. Eldredge has a Masters of Accountancy degree from Southern Utah University. Currently, Mr. Eldredge works for the Company on an hourly basis, as needed.

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

                  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, the Company's officers, directors and greater than ten-percent beneficial owners complied with all applicable
         Section 16(a) filing requirements.

         ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS

   ------------------------ ------------------------------------------------------- ------------------------
   Name                     Position                                                Age
   John Fife                Chairman of the Board, Chief Executive Officer, Chief   38
                            Financial Officer, President and Director
   ------------------------ ------------------------------------------------------- ------------------------

EXECUTIVE COMPENSATION

         The following table summarizes the compensation for John Fife as the President, CEO, and CFO of the Company in 1998. No other executive officers received compensation in excess of One Hundred Thousand Dollars ($100,000) during the Fiscal year end 1998.

                                                           SUMMARY COMPENSATION TABLE

------------------- ----------------- ----------------- ----------------- ----------------- -------------------------
Name and              Fiscal Year          Salary            Bonus            Shares         All Other Compensation
Principal Position                                                          Underlying
                                                                              Options
------------------- ----------------- ----------------- ----------------- ----------------- -------------------------
John Fife, CEO,           1998         $195,000(1)(2)          -                 -                 $1,200(3)
CFO, and President
------------------- ----------------- ----------------- ----------------- ----------------- -------------------------

         (1) Pursuant to the terms of the Stock Purchase Agreement, the Company and Mr. Fife entered into an employment agreement, dated as of February 27, 1998, but commencing as of July 13, 1996, which provided for the employment of Mr. Fife as President and Chief
            Executive Officer of the Company with an annual salary of $195,000.
         (2)      To date,  all of Mr. Fife's  compensation  has been applied to interest on the IMCC Note or has been loaned back to the Company.
         (3)      Mr. Fife received  $1,200 in directors  fees for attending six board meetings.


         No options were granted by the Company during 1998.

         No SARs were outstanding in 1998.


DIRECTORS COMPENSATION

         Each director receives Two Hundred Dollars ($200) per director's meeting. Also, directors who travel out of town to attend the meetings are, upon Board approval, reimbursed for their travel, lodging and meals.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 5, 1999, certain information regarding the beneficial ownership of the Company's Common Stock by:
(1) each of the current  directors  of the  Company;  (2) each of the  Company's current named executive officers; and (3) the Company's directors and officers as a group. The Company had no executive officers, other than John Fife as
President, CEO, and CFO who earned compensation in excess of One Hundred Thousand Dollars ($100,000) during 1998.

  ==================================================================================================================

                                         UTAH RESOURCES INTERNATIONAL, INC.
                          COMMON STOCK OWNERSHIP BY DIRECTORS AND NAMED EXECUTIVE OFFICERS
                                               AS OF FEBRUARY 5, 1998

  ==================================================================================================================
                                                     Before Stock Split                After Stock Split(1)
  ---- ---------------------- --------------- --------------- ----------------- ---------------- -------------------
       Name of Beneficial     Position          Number of      Percentage of       Number of       Percentage of
       Owner(2)                                   Shares        Outstanding         Shares       Outstanding Shares
                                                                   Shares
  ---- ---------------------- --------------- --------------- ----------------- ---------------- -------------------
       John Fife,               Director,       1,331,000           53%              1,331              53%
       individually, and as     CEO, CFO,
       sole shareholder of    President and
       IMCC(3)                 Chairman of
                                the Board
  ---- ---------------------- --------------- --------------- ----------------- ---------------- -------------------
       David Fife                Director           0                0%                0                 0%
  ---- ---------------------- --------------- --------------- ----------------- ---------------- -------------------
       Lyle d. Hurd, Jr.         Director         2,000             .08%               2                .08%
  ---- ---------------------- --------------- --------------- ----------------- ---------------- -------------------
       Stuart B. Peterson        Director           0                0%                0                 0%
  ---- ---------------------- --------------- --------------- ----------------- ---------------- -------------------
       Gregory White             Director           0                0%                0                 0%
  ---- ---------------------- --------------- --------------- ----------------- ---------------- -------------------
       DIRECTORS AND           Directors &      1,333,000           53%              1,333              53%
       OFFICERS AS A GROUP       Officer
                               (5 persons)
  ---- ---------------------- --------------- --------------- ----------------- ---------------- -------------------

  (1) Assumes No Small-Lot Shareholder exercises the Round Up Option, and no remaining shareholder elects to purchase the Returned Shares.
  (2) In the event the proposed reverse split is effected, each of these individuals will be granted an option to purchase additional shares of URI's stock pursuant to the terms of the Returned Shares Options. For a more detailed description of this Returned Shares Option, see "ITEM 1 DESCRIPTION OF BUSINESS/Stock Purchase Agreement--July 3, 1996."
  (3) IMCC also holds a ten year option to purchase 150,000 or more additional shares of stock, so as to maintain its 50.5% interest in URI.

  ==============================================================================



PRINCIPAL STOCKHOLDERS

         The following table sets forth information as of February 5, 1999, regarding each person other than directors of the Company who were known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Each person named has sole voting and investment power with respect to the shares beneficially owned by such person.

==================================================================================================================
                                       UTAH RESOURCES INTERNATIONAL, INC.
                                         5% OR GREATER BENEFICIAL OWNERS
                                             AS OF FEBRUARY 5, 1999
-------------------------------------- ------------------------------------- -------------------------------------
Name and Address of Beneficial Owner      Number of Shares and Nature of          Percent of Company Shares
                                                 Beneficial Owner                        Outstanding
-------------------------------------- ------------------------------------- -------------------------------------
Inter-Mountain Capital Corporation                  1,276,000                               50.6%
-------------------------------------- ------------------------------------- -------------------------------------
Mark Technologies Corporation                        326,310                                 13%
-------------------------------------- ------------------------------------- -------------------------------------
(1)  John  Fife,  director,  President,  CEO and  Chairman  of the  Board of the
     Company, is the sole shareholder of Inter-Mountain Capital Corporation.
(2)  Mark G. Jones holds 100 shares individually and an additional 326,210 shares in his capacity as the controlling shareholder of Mark Technologies Corporation.
==================================================================================================================


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no reportable related transactions during the past two years in which the Company conducted business with individuals holding a direct or indirect material interest in the Company.


LEGAL REPRESENTATION OF the Company

         During 1998, the law firm of Wildman Harrold Allen & Dixon provided legal representation to the Company. In 1998, Wildman Harrold Allen & Dixon received approximately Two Hundred Seventy-Six Thousand Five Hundred Seventy-Six Dollars ($276,576) in legal fees.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits - See Exhibit Index below.

                                                   INCORPORATED BY REFERENCE TO EXHIBIT INDEX

                                                      ANNUAL REPORT ON FORM 10-KSB - 1998
                                                       UTAH RESOURCE INTERNATIONAL, INC.
                                                              SEC FILE NO. 0-9791

---------------- ------------------------------------------- ---------------------------------------------------------
Exhibit No       Exhibit Description                         Location/Incorporation by Reference
---------------- ------------------------------------------- ---------------------------------------------------------
2.1              Share Exchange Agreement                    Incorporated by reference to Exhibit 3 to Form 8-K as
                                                             filed July 20, 1995
---------------- ------------------------------------------- ---------------------------------------------------------
2.2              Stock Purchase Agreement as filed           Incorporated by reference to Exhibit 3 to Form 8-K as
                 September 9, 1996                           filed July 20, 1995
---------------- ------------------------------------------- ---------------------------------------------------------
3.1              Articles of Incorporation of Utah           Incorporated by reference to Exhibit 1 to 13D as filed
                 Resources International                     June 22, 1981
---------------- ------------------------------------------- ---------------------------------------------------------

---------------- ------------------------------------------- ---------------------------------------------------------
3.2              Bylaws of Utah Resources International,     Incorporated by reference to Exhibit 3.B to the
                 Inc.                                        Company's Registration statement on Form 10 as filed
                                                             June 22, 1981
---------------- ------------------------------------------- ---------------------------------------------------------
3.3              Amendment of Bylaws dated November 17,      Incorporated by reference to Exhibit 3.3 to the
                 1992                                        Company's Annual Report of Form 10-KSB for the year
                                                             ended December 31, 1992
---------------- ------------------------------------------- ---------------------------------------------------------
3.4              Amendment of Bylaws- December , 1994        Incorporated by reference to Exhibit 3.4 to the
                                                             Company's Annual Report of Form 10-KSB for the year
                                                             ended December 31, 1994
---------------- ------------------------------------------- ---------------------------------------------------------
3.5              Amendment  of  Articles of Incorporation    Incorporated by reference to Exhibit 3.5 to the adopted
                                                             by shareholders January 26, 1995 Company's Annual Report
                                                             of Form 10-KSB for the year ended December 31, 1994
---------------- ------------------------------------------- ---------------------------------------------------------
3.6              Amendment to Articles of Incorporation      Filed herein
                 adopted by shareholders March 8, 1999,
                 effective March 16, 1999
---------------- ------------------------------------------- ---------------------------------------------------------
10.1             Share Exchange Agreement                    Incorporated by reference to Exhibit 3 to Form 8-K as
                                                             filed July 20, 1995
---------------- ------------------------------------------- ---------------------------------------------------------
10.2             Stock Purchase Agreement                    Incorporated by reference to Exhibit 1 to Form 13D-A as
                                                             filed September 9, 1996
---------------- ------------------------------------------- ---------------------------------------------------------
10.3             Split Off Agreement                         Incorporated by reference to Exhibit 10.36 to the
                                                             Company's Annual Report on Form 10-KSB for the year
                                                             ended December 31, 1995
---------------- ------------------------------------------- ---------------------------------------------------------
10.4             Morgan Settlement Agreement                 Incorporated by reference to Exhibit 10.37 to the
                                                             Company's Annual Report on Form 10-KSB for the year
                                                             ended December 31, 1995
---------------- ------------------------------------------- ---------------------------------------------------------
10.5             1996 Settlement Agreement                   Incorporated by reference to Exhibit 10.38 to the
                                                             Company's Annual Report on Form 10-KSB for the year
                                                             ended December 31, 1995
---------------- ------------------------------------------- ---------------------------------------------------------
21               List of Subsidiaries                        Incorporated by reference to Exhibit 21 to the
                                                             Company's Annual Report on Form 10-KSB for the year
                                                             ended December 31, 1992
---------------- ------------------------------------------- ---------------------------------------------------------
27               Financial Data Schedule                     Filed herein
---------------- ------------------------------------------- ---------------------------------------------------------

** Confidential treatment has been granted with respect to information contained in this exhibit.

         (b) Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Utah Resources International, Inc.




Date: 4/14/99                           By: /s/ John Fife
      -------                           ----------------------------------------
                                        John Fife
                                        Its director, President,
                                        Chairman of the Board, CEO and CFO


Date: 4/14/99                           By: /s/ David Fife
      -------                           ----------------------------------------
                                        David Fife, director


Date: 4/14/99                           By: /s/ Lyle D. Hurd, Jr.
      -------                           ----------------------------------------
                                        Lyle D. Hurd, Jr., director


Date: 4/14/99                           By: /s/ Stuart B. Peterson
      -------                           ----------------------------------------
                                        Stuart B. Peterson, director


Date: 4/14/99                           By: /s/ Gregory White
      -------                           ----------------------------------------
                                        Gregory White, director

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                               Consolidated Financial Statements
                                                                        Contents
--------------------------------------------------------------------------------




                                                                            Page


Independent Auditors' Report                                                 F-1

Consolidated balance sheet, December 31, 1998                                F-2

Consolidated statements of operations for the years
ended December 31, 1998 and 1997                                             F-3

Consolidated statement of stockholders' equity for the
years ended December 31, 1998 and 1997                                       F-4

Consolidated statement of cash flows for the years ended
December 31, 1998 and 1997                                                   F-5

Notes to consolidated financial statements                                   F-7

Consolidated schedule of supplementary information
on oil and gas operations                                                   F-17

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Utah Resources International, Inc., and Subsidiaries


We have audited the accompanying consolidated balance sheet of Utah Resources International, Inc., and subsidiaries at December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Utah Resources International, Inc., and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the two years ended December 31, 1998, in conformity with generally accepted accounting principles.

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




                                                       TANNER + Co.

Salt Lake City, Utah
April 6, 1999

                                                      UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                                                                Consolidated Balance Sheet

                                                                                         December 31, 1998
----------------------------------------------------------------------------------------------------------




              Assets
Cash and cash equivalents                                                               $           27,604
Marketable securities                                                                              238,191
Notes receivable                                                                                   271,326

Real estate held for resale                                                                        911,137
Property and equipment, net of accumulated depreciation
  and amortization of $38,716                                                                        8,845
Other assets                                                                                        14,545
                                                                                        ------------------

                                                                                        $        1,471,648
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity

Accounts payable                                                                        $          229,119
Accrued expenses                                                                                   335,416
Notes payable                                                                                      751,034
Deferred credits                                                                                    74,629
                                                                                        ------------------

              Total liabilities                                                                  1,390,198
                                                                                        ------------------

Commitment and contingencies                                                                             -

Stockholders' equity:
     Common stock; par value $.10 per share, 5,000,000
     shares authorized, 2,522,808 shares issued and outstanding                                    252,281
     Additional paid-in capital                                                                  4,431,232
     Note receivable from stock sale                                                            (3,633,159)
     Retained deficit                                                                             (968,904)
                                                                                        ------------------

              Total stockholders' equity                                                            81,450
                                                                                        ------------------

                                                                                        $        1,471,648
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-2


                                                      UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                            Consolidated Statements of Operations and Comprehensive Income

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                                             1998              1997
                                                                       -----------------------------------

Sales                                                                  $         234,718  $        530,553

Cost of sales                                                                     16,494           207,691
                                                                       -----------------------------------

              Gross profit                                                       218,224           322,862

General and administrative expenses                                              856,339         1,222,040
                                                                       -----------------------------------

              Loss from operations                                              (638,115)         (899,178)
                                                                       -----------------------------------

Other income (expense):
     Royalty income                                                              194,843           176,572
     Interest and dividend income                                                244,455           247,295
     Interest expense                                                            (28,145)          (22,517)
     Other income (expense)                                                       23,438           (18,900)
                                                                       -----------------------------------

              Total other income (expense)                                       434,591           382,450
                                                                       -----------------------------------

Loss before minority interest and provision
  for income taxes                                                              (203,524)         (516,728)

Minority interest in net loss of subsidiaries                                          -            21,105
                                                                       -----------------------------------

Loss before provision for income taxes                                          (203,524)         (495,623)

Income tax benefit - current                                                           -            51,000
                                                                       -----------------------------------

              Net loss                                                          (203,524)         (444,623)

Other comprehensive income                                                             -                 -
                                                                       -----------------------------------

              Comprehensive loss                                       $        (203,524)  $      (444,623)
                                                                       -----------------------------------

              Loss per share                                           $            (.08)  $          (.18)
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-3

                                                      UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                                            Consolidated Statement of Stockholders' Equity

                                                                    Years Ended December 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------

                                                                               Notes
                                                             Additional      Receivable
                                    Common Shares             Paid-In        from Stock       Retained
                           -------------------------------
                                Shares         Amount         Capital          Sales          Earnings
                           -------------------------------------------------------------------------------
Balance,
January 1, 1997                   2,522,808  $     252,281  $    4,431,232  $   (3,633,159) $     (320,757)

Net loss                                  -              -               -               -        (444,623)
                           -------------------------------------------------------------------------------

Balance,
December 31, 1997                 2,522,808        252,281       4,431,232      (3,633,159)       (765,380)

Net loss                                  -              -               -               -        (203,524)
                           -------------------------------------------------------------------------------

Balance,
December 31, 1998                 2,522,808  $     252,281  $    4,431,232  $   (3,633,159) $     (968,904)
                           -------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-4



                                                      UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------


                                                                             1998              1997
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $        (203,524) $       (444,623)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                             9,364            12,253
         Gain on disposition of assets                                            (6,462)                -
         Gain on sale of marketable securities                                    (4,324)                -
         Minority interest in net loss of subsidiaries                                 -           (21,105)
         (Increase) decrease in:
              Accounts receivable                                                 99,079          (110,089)
              Real estate held for resale                                        (56,130)           21,081
              Other assets                                                        14,540            83,724
         (Decrease) increase in:
              Accounts payable                                                   (51,683)           28,338
              Accrued expenses                                                  (130,892)          176,582
                                                                       -----------------------------------

                  Net cash used in
                  continued operations                                          (330,032)         (253,839)
                                                                       -----------------------------------

Cash flows from investing activities:
     Proceeds from disposition of assets                                           8,246                 -
     Proceeds from sale of marketable securities                                  16,133                 -
     Purchase of property and equipment                                                -              (399)
     Purchase of marketable securities                                          (250,000)                -
     Increase in notes receivable                                               (117,359)         (158,533)
     Payments on notes receivable                                                 81,779            63,459
                                                                       -----------------------------------

                  Net cash used in
                  investing activities                                          (261,201)          (95,473)
                                                                       -----------------------------------

Cash flows from financing activities:
     Payments on notes payable                                                    (4,393)           (5,316)
     Issuance of notes payable                                                   460,000                 -
                                                                       -----------------------------------

                  Net cash provided by (used in)
                  financing activities                                           455,607            (5,316)
                                                                       -----------------------------------

Decrease in cash                                                                (135,626)         (354,628)

Cash and cash equivalents, beginning of year                                     163,230           517,858
                                                                       -----------------------------------

Cash and cash equivalents, end of year                                 $          27,604  $        163,230
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-5

                                                      UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:


                                                                             1998              1997
                                                                       -----------------------------------

     Cash paid during the year for:
              Interest                                                 $          14,681  $          2,259
                                                                       -----------------------------------

              Income taxes                                             $               -  $              -
                                                                       -----------------------------------


During the year ended December 31, 1998 the Company purchased the minority interest of its subsidiaries through the exchange of certain assets and liabilities. The exchange resulted in deferred credits of $74,629 as follows:


              Accounts receivable from related party                                    $         (273,678)
              Other assets                                                                         (24,202)
              Accrued liabilities                                                                  292,344
              Long-term debt                                                                        (9,633)
              Minority interest liability                                                           89,798
                                                                                        ------------------

                      Deferred credits                                                  $           74,629
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-6

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                          Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies

Business
Utah Resources International, Inc., and consolidated entities (the Company) is engaged primarily in the development of real estate including the sale of developed and undeveloped real estate. The Company's assets are located in the Rocky Mountain West.

Principles of Consolidation
The consolidated financial statements include the financial statements of Utah Resources, Inc., Tonaquint, Inc. and a number of limited partnerships of which it was the general partner. During the year ended December 31, 1998 the Company acquired a 100% ownership interest in all the partnerships, dissolved the partnerships and consolidated their operations into Utah Resources International, Inc. At December 31, 1997 the Company consolidated the following entities which it has a controlling interest in and recorded minority interest for the percentage of ownership it did not own:



                                                               Percent
Partnership                                                     Owned
                                                          -----------------

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


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


--------------------------------------------------------------------------------

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies Continued

Marketable Securities
The Company classifies its marketable debt and equity securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classifieds as "available for sale." Securities classified as "available for sale" are carried int he financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholders' equity. Securities classified as held to maturity are carried at amortized cost.


For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.


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


Deferred Credits
Deferred credits consist of the excess of assets assumed and liabilities relieved over the purchase price of the minority interests of the subsidiaries. In the transactions all tangible assets were written to zero resulting in the remaining amount being recorded as deferred credits. The deferred credits will be amortized over a period of five years.


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


--------------------------------------------------------------------------------

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies
     Continued

Method of Recognition of Income - continued
Cost of sales include a pro rata portion of acquisition and development costs (including estimated costs to complete) along with sales commissions, closing costs and other costs specifically related to the sale.


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


The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents have not been included as the exercise price is in excess of the market price and the amounts are antidilutive, for the year ended December 31, 1997.


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



1.   Summary of Significant Accounting Policies
     Continued

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


2.   Notes Receivable

The Company has notes receivable of $271,326 from an individual with interest at 9%. The note is secured by real estate and due when the real estate is sold.


3.   Real Estate Held for Resale

Real estate held for resale consists of approximately 396 acres of real estate of which approximately 350 acres is currently planned for single family dwelling lots, commercial development and multiple housing in St. George, Utah. The aggregate cost of the raw land and partially developed land is $911,137 at December 31, 1998.


4.   Marketable Securities

The Company owns 79,752 shares of convertible preferred stock of another company. The ownership is less than 10% of the stock of another company. The Company converted 8,831 shares of preferred stock into common stock which were sold in 1998 for a gain of $4,324.


--------------------------------------------------------------------------------

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



4.   Marketable Securities
     Continued

At December  31, 1998 the Company  estimates  that the fair market  value of the
marketable   securities  held  closely  approximates  the  cost  of  the  asset.
Therefore, no unrealized gains/losses recorded for the year then ended.


5.   Notes Payable

The Company has the following notes payable at December 31, 1998:


Line of credit with another entity for which the Company may borrow up to $1,000,000 requiring monthly interest payments at 12.5% and due in

November 1999, secured by real estate                     $         310,000

Note payable to an individual requiring quarterly
interest payments at 11% and due in June 2000,
secured by real estate                                              150,000

Notes payable to a governmental entity requiring
annual payments of approximately $15,000 plus
interest at 5.94%, secured by real estate                           108,935

Notes payable to entities controlled by a former
shareholder of the Company bearing interest at
9% and due in December 2000                                         103,181

Note payable to an entity requiring annual
payments of $10,386, holding interest at 9%
unsecured                                                            67,282

Note payable to a financial institution requiring
monthly payments of $491 including interest at
10.5%, secured by a vehicle                                          11,636
                                                          -----------------

Total                                                     $         751,034
                                                          -----------------



--------------------------------------------------------------------------------

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


5.   Notes Payable
     Continued

Future maturities of notes payable are as follows:


     Year                                                      Amount
                                                          -----------------

     1999                                                 $         383,091
     2000                                                           280,238
     2001                                                            23,450
     2002                                                            22,800
     2003                                                            23,478
     Thereafter                                                      17,977
                                                          -----------------

                                                          $         751,034
                                                          -----------------

None of the Company's debt instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.



6.   Income Taxes

The benefit for income taxes differs from the amount computed at the federal statutory rate as follows:


                                               1998             1997
                                        -----------------------------------

Income tax benefit at
  federal  statutory rates              $           63,000  $       151,000
State income taxes                                   8,000            5,000
Valuation allowance                                (71,000)        (105,000)
                                        -----------------------------------

     Total current income taxes         $                -  $        51,000
                                        -----------------------------------



--------------------------------------------------------------------------------

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Income Taxes
     Continued

Deferred income taxes have been established to reflect timing differences between financial reporting and income tax purposes. The primary differences are as follows:


                                               1998             1997
                                        -----------------------------------

Net operating loss carryforward         $         (504,000) $      (433,000)
Valuation allowance                                504,000          433,000
                                        -----------------------------------

     Total                              $                -  $             -
                                        -----------------------------------



The Company has a net operating loss carryforward of approximately $2,015,000, which expires between 2011 and 2012. The benefit of the net operating loss (NOL) carryforwards available to offset future taxes will be limited by the tax laws in effect at the time such NOL's can be utilized. Significant changes in the ownership of the Company or tax laws could limit the amount of NOL benefit.


7.   Loss Per Share

Loss per share information in accordance with SFAS 128 is as follows:


                                          Year Ended December 31, 1998
                                 -----------------------------------------------
                                      Income          Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $       (203,524)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Income available to
  common stockholders                    (203,524)       2,522,808  $      (.08)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Loss available to common
  stockholders plus assumed
  conversions                    $       (203,524)       2,522,808  $      (.08)
                                 -----------------------------------------------



--------------------------------------------------------------------------------

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income (loss) Per Share

     Continued

                                           Year Ended December 31, 1997
                                 -----------------------------------------------
                                      Income          Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net loss                         $       (444,623)
Less preferred stock
  dividends                                     -
                                 ----------------
Basic EPS
Income available to
  common stockholders                    (444,623)       2,522,808  $      (.18)
                                                                  --------------
Effect of Dilutive Securities
Stock options                                   -                -
                                 ---------------------------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                    $       (444,623)       2,522,808  $      (.18)
                                 -----------------------------------------------





8.   Stock Subscription Receivable

The Company has a promissory note receivable at December 31, 1998 in the amount of $3,633,159. The note bears interest at the short-term Federal Internal Revenue Service rate (5.56% at December 31, 1998). Interest is due annually in July of each year with the principal balance due August 1, 2001. The note is secured by 1,285,912 shares of the Company's common stock. At December 31, 1998 the Company had received unearned interest in the amount of $149,128. This is recorded in accrued expenses.


9.   Contingencies

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


10.  Commitments

On February 27, 1998, the Company, in connection with the execution of the stock purchase agreement in 1996, entered into an employment agreement with the president of the Company for a salary of $195,000 per year. The agreement commences the salary on July 13, 1996. Accrued and expensed salary to the president for the year ended December 31, 1998 and 1997 is $195,000 and $286,356, respectively.

The Company has agreements with former shareholders whereby upon sale of certain pieces of property, a portion of the net proceeds is to be paid to the former shareholder


11.  Significant Customers

The Company had land sales of approximately $235,000 and $331,000 to a significant customer in 1998 and 1997, respectively:


12.  Stockholders' Proposal

The Company is in process of filing with the Securities and Exchange  Commission
(SEC) registrations, which if accepted, by the SEC and if approved by the shareholders of the Company will result in the Company effectuating a 1 for 1,000 share reverse stock split and the Company becoming a non-public company with no SEC filing requirements.


13.  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.




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


               Costs Incurred in Oil and Gas Property Acquisition,
                     Exploration and Development Activities


                                                                 December 31,
                                                             ------------------
                                                                    1998
                                                             ------------------

Acquisition of proved properties                             $                -
                                                             ------------------

Exploration and affiliate costs                              $                -
                                                             ------------------

Development costs                                            $                -
                                                             ------------------



                 Results of Operations for Producing Activities

                                                                 December 31,
                                                             ------------------
                                                                     1998
                                                             ------------------

Royalty income                                               $          194,843

Production costs                                                              -
Exploration costs                                                             -
Depreciation, depletion, amortization, and valuation
provisions                                                               (2,481)
                                                             ------------------

Results of operations from producing activities before
taxes                                                                   192,362

Income tax expense                                                      (65,000)
                                                             ------------------

Results of operations from producing activities (excluding
  corporate overhead and interest costs)                     $          127,362
                                                              ------------------





--------------------------------------------------------------------------------

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



         Capitalized Costs Relating to Oil and Gas Producing Activities


                                                                Year Ended
                                                                December 31,
                                                             ------------------
                                                                   1998
                                                             ------------------

Proved oil and gas properties                                $           50,210
Accumulated depreciation, depletion, amortization and
  valuation allowances                                                  (50,210)
                                                             ------------------

     Net capitalized costs                                   $                -
                                                             ------------------


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


                                                      Year Ended
                                                  December 31, 1998
                                            -----------------------------------
                                                  Barrels            MCF
                                            -----------------------------------

Proved oil and gas reserves:
     Balance at beginning of year           $          43,000  $        386,000
     Revisions of previous estimates                   (3,000)           (2,000)
     Improved recovery and acquisition
       of minerals in place                                 -                 -
     Extensions and discoveries                             -                 -
     Production                                        (5,000)          (43,000)
                                            -----------------------------------

Balance at end of year                      $          35,000  $        341,000
                                            -----------------------------------



--------------------------------------------------------------------------------

                            UTAH RESOURCES INTERNATIONAL, INC., AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



                         Standardized Measure of Discounted Future Net Cash Flows
                               Relating to Proved Oil and Gas Reserves (Unaudited)


                                                                                           Years Ended
                                                                                           December 31,
                                                                                        ------------------
                                                                                               1998
                                                                                        ------------------

Future cash in flows                                                                    $          795,000
Future production and development costs                                                                  -
Future income tax expenses                                                                        (270,000)
                                                                                        ------------------

Future net cash flows                                                                              525,000

10% annual discount for estimated timing of cash flows                                            (269,000)
                                                                                        ------------------

Standardized measure of discounted future net cash flows                                $          256,000
                                                                                        ------------------

                          Changes Relating to Standardized Measure of Discounted
                                    Future Net Cash Flows (Unaudited)


                                                                                           Years Ended
                                                                                           December 31,
                                                                                        ------------------
                                                                                               1998
                                                                                        ------------------
Sales, net of production costs                                                          $         (195,000)
Net changes in prices                                                                             (196,000)
Acquisition and improved recover, less related costs                                                     -
Revisions of previous quantity estimates                                                          (195,000)
Accretion of discount                                                                               52,000
Net change in income taxes                                                                         270,000
                                                                                        ------------------

     Net change                                                                         $         (264,000)
                                                                                        ------------------

----------------------------------------------------------------------------------------------------------
                                                                                                      F-18
