Form 10QSB
period 1999-03-31
UTAH RESOURCES INTERNATIONAL INC
filed 1999-05-13
CIK 353793

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 -------------------------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

 -------------------------------------------------------------------------------

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


 -------------------------------------------------------------------------------


                                 (801) 628-8080
                (Issuer's Telephone Number, Including Area Code)
 -------------------------------------------------------------------------------

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

                  (1)      Yes      X                No
                              --------------           ----------------

                  (2)      Yes      X                No
                              --------------           ----------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,400 shares as of May 12, 1999.


Transitional Small Business Disclosure Format (check one):


                  Yes                        No       X
                     --------------            --------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       UTAH RESOURCES INTERNATIONAL, INC.
                           Consolidated Balance Sheet



                                                                  03/31/99
                                                                  --------
Assets
Cash and cash equivalents                                           82,623
Marketable securities                                              178,297
Accounts receivable                                                 43,814
Notes receivable                                                   253,586
Property and equipment, net of
     accumulated depreciation and
     amortization of  $40,411                                        7,150
Real estate held for resale                                        911,137
Royalty interest in petroleum and mineral
     production, net of amortization of $50,210                          0
Other assets                                                        14,545
         Total Assets                                            1,491,152

Liabilities and Stockholders' Equity
Accounts payable                                                   194,188
Accrued expenses                                                   339,430
Notes payable                                                      749,824
Deferred credits                                                    73,385
         Total liabilities                                       1,356,827

Stockholders' equity:
     Common stock; par value $100 per share,
     5,000 shares authorized,
     2,400 shares issued and outstanding                           252,281
Additional paid-in capital                                       4,431,232
Note receivable from stock sale                                 (3,633,159)
Retained deficit                                                  (916,029)
         Total stockholders' equity                                134,325
         Total stockholders' equity & liabilities                1,491,152

                       UTAH RESOURCES INTERNATIONAL, INC.
                      Consolidated Statement of Operations
                            For The Periods Indicated

                                                                            Three Months          Three Months
                                                                                Ended                 Ended
                                                                               3/31/99               3/31/98
                                                                               -------               -------

Sales                                                                             --                    --

Cost of Sales                                                                     --                    --

       Gross profit                                                               --                    --

General and administrative                                                    123,090               253,333

       Income from operations                                                (123,090)             (253,333)

Other income:
    Royalty income                                                             46,859                49,723
    Interest and dividend income                                               34,070                54,493
    Gain on sale of marketable securities                                      93,745                   --
    Other income                                                                1,290                   --
    Total other income                                                        175,964               104,215

Income (loss) before provision
    for income taxes                                                           52,874              (149,118)
Income tax (provision) benefit                                                    --                    --

Net income (loss)                                                              52,874              (149,118)

Weighted Average Shares
Outstanding                                                                     2,400             2,522,808

Earnings (loss) per share                                                       22.03                 (0.06)



                       UTAH RESOURCES INTERNATIONAL, INC.
                      Consolidated Statement of Cash Flows
                             For The Dates Indicated

                                                                       Three Months            Three Months
                                                                           Ended                   Ended
                                                                         03/31/99                03/31/98
                                                                         --------                --------

Cash flows from operating activities:
    Net Income (loss)                                                      52,874                 (149,118)
    Adjustments to reconcile net income (loss)
       to net cash (used in) operating activities:
     Depreciation                                                           1,695                    2,503
     Amortization of deferred gain                                         (1,244)                   --
     Gain on sale of marketable securities                                (93,745)                   --
    (Increase) decrease in:
       Accounts receivable                                                (43,814)                 (67,548)
       Real estate held for resale                                           --                    (10,732)
    (Decrease) increase in:
       Accounts payable                                                   (34,931)                 274,189
       Accrued expenses                                                     4,014                 (122,154)

Net cash (used in) operating activities                                  (115,151)                 (72,860)

Cash flows from investing activities:
    Proceeds from sale of marketable securities                           183,640                    --
    Purchase of marketable securities                                     (30,000)                   --
    Disposition of property and equipment                                   --                      12,011
    Decrease (increase) in notes receivable                                17,740                  (29,569)
    Decrease in other assets                                                --                      12,561

    Net Cash provided by (used in) investing activities                   171,380                   (4,996)

Cash flows from financing activities:
    (Payments on) Issuance of notes payable                                (1,210)                  42,119

    Net cash provided by (used in) financing activities                    (1,210)                  42,119

    Increase (decrease) in cash                                            55,019                  (35,738)

Cash and cash equivalents, beginning of period                             27,604                  163,230

Cash and cash equivalents, end of period                                   82,623                  127,492


Notes to Consolidated Financial Statements

(1) The unaudited consolidated financial statements include the accounts of Utah Resources International, Inc. and include all adjustments (consisting of normal recurring items) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. The results of operations and cash flows for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

(2) On March 8, 1999, the Company held its Annual Meeting of shareholders, at which meeting shareholders approved a 1 for 1000 reverse stock split of the Company's issued and outstanding, $.10 par value per share stock (the "Common Stock"), effective Tuesday, March 16, 1999 (the "Effective Date"). This reverse stock split reduced the shares outstanding from 2,522,808 to approximately 2,400 from March 31, 1998 to March 31, 1999. The actual number of shares outstanding will not be known until the reverse stock split is completed. Earnings per share is based on management's best estimate of the weighted average number of shares outstanding at March 31, 1999 and the actual weighted average number of shares outstanding at March 31, 1998, respectively.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         The Company had no land sales in the quarter ended March 31, 1999 and no land sales in the quarter ended March 31, 1998. There was no cost of land sold in the first quarter of 1999 or the first quarter of 1998. General and administrative expenses for the quarter totaled $123,090 which is a decrease of 51% from the comparable 1998 period when the total was $253,333.

         The Company had net interest income totaling $34,070 during the quarter ended March 31,1999 as compared with net interest income totaling $54,493 for the comparable period in 1998. These interest income amounts include interest from the Inter-Mountain Capital Corporation, a Delaware corporation ("IMCC") Promissory Note, dated as of July 3, 1996, and which note is more fully described below. Income on royalties from production under oil and gas and mineral leases totaled $46,859 for the quarter ended March 31, 1999, which was down from $49,723 for the comparable period in 1998.


Liquidity and Capital Resources

         The  ratio  of  assets  to   liabilities  as  of  March  31,  1999  was
approximately 1.1 to 1. The Company's assets as of March 31, 1999 totaled $1,491,152 while liabilities totaled $1,356,827.

         On March 8, 1999, the Company held its Annual Meeting of shareholders. At the Annual Meeting, the shareholders, among other things voted in favor of a proposal to amend the Company's Articles of Incorporation to effect the reverse split of the Company's issued and outstanding, $.10 par value per share stock (the "Common Stock"), effective Tuesday, March 16, 1999 (the "Effective Date"), on the basis that each 1,000 shares of Common Stock then outstanding will be converted into one (1) share of common, $100.00 par value per share (the "New Stock", with shareholders holding less than 1,000 shares of Common Stock or any increment thereof (after getting an option to purchase additional shares as needed to "round up" to the equivalent of 1,000 shares at a purchase price of $3.35 per share) being paid cash in exchange for the fractional shares at a price of $3.35 per share of each share outstanding prior to such reverse split (the "Reverse Split"). The company is in the process of completing the Reverse Split and providing liquidity to fractional shareholders. The Company believes that the Reverse Split will significantly reduce operating and administrative expenses that will be associated with no longer being an SEC reporting company.

         The Company also expects to be required to expend funds for the cleanup of gasoline which has apparently leaked from tanks owned by the Service Station Partnership, which have been replaced. Engineering estimates of total cleanup costs are not determinable due to uncertainties with respect to state compliance requirements and the, as yet, unknown extent of the contamination. During the first quarter of 1998, $4,145 was expended toward this clean-up operation. As of March 31, 1999, the Company has expended approximately $345,000 to date.

         It is anticipated that the Company's need for cash in excess of its present resources will be met through land sales, royalties, and real estate secured borrowings. In 1998, the Company executed a one Million ($1,000,000) Dollar Revolving Credit Note, for the purpose of having a source of funds for working capital and financing opportunities. To the extent necessary, the Revolving Credit Note will be used to finance the completion of the Reverse Split. The note bears interest at the rate of 12.5% per annum payable monthly and has a maturity of one year with an option to extend the term for an additional six (6) months at the Company's discretion. The note is secured by approximately forty (40) acres of the Company's land in the Southgate Hills III Development.

         In 1998, the Company drew down $250,000 from the Revolving Credit Note to acquire 83,334 shares of convertible preferred stock with warrants in China Peregrine Food Corporation, a Delaware corporation publicly traded on the NASDAQ bulleting board system ("China Peregrine"). Chine Peregrine is a distributor of dairy and non-dairy food products in several major cities in the People's Republic of China and owns and operates two other dairy processing plants in China. The convertible preferred stock pays an 8% dividend, which accrues and is payable in the form of additional common stock. At the Company's discretion, the preferred stock may be converted to common stock at a 25% discount to the stock's 10 day trailing average bid price. During the first quarter of 1999, the Company sold shares of common stock for realized gains totaling $93,745. The Company is actively seeking other investment opportunities to generate additional revenues.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

Case Number 98 CV 0900576.

         On or about January 20, 1998, Mark G. Jones, a former director of the Company together with his wholly owned corporation Mark Technologies Corp. ("MTC"), a greater than ten percent (10%) shareholder of the Company, filed suit against the Company, John Fife, President, CEO, CFO, Chairman of the Board and sole shareholder of IMCC, the majority shareholder of the Company, David Fife, a director of the Company, Lyle D. Hurd, Jr., a director of the Company and Gerry Brown, Vice President of the Company, in the Third Judicial District Court, in Salt Lake County, Utah, in a suit captioned, Mark G. Jones and Mark Technologies Corp. vs. Utah Resources International, Inc., et al., case number 98 CV 0900576.

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

         In January, the defendants filed a motion for summary judgment on all of the claims made by Mr. Jones and MTC. That motion is pending. On April 1, 1999, the Court granted Mr. Jones and MTC leave to take limited discovery to respond to defendants' motion for summary judgment. Mr. Jones and MTC have been ordered by the Court to file their response to defendants' motion for summary judgment within fifteen days of completing the aforementioned limited discovery. Discovery is currently scheduled to close on May 24, 1999. Mr. Jones response to defendants' summary judgment motion is due June 7, 1999.

Case Number 98 CV 0500904.

         On or about April 17, 1998, MTC and Mark G. Jones filed a second suit against the Company in the Fifth Judicial District Court, Washington County, Utah, captioned, Mark Technologies Corp., and Mark G. Jones vs. Utah Resources International, Inc., et al., case number 98 CV 0500904.

         The defendants in the suit are the Company, John Fife, David Fife, Lyle
D. Hurd, Jr., Gerry Brown and Ladd Eldredge, Former Secretary and Treasurer of the Company. Mr. Jones, on behalf of himself and MTC, claims that the individual defendants have, among other things: (i) wasted corporate assets; (ii) failed to pursue corporate opportunities; (iii) mismanaged the Company; and (iv) failed to follow general rules of corporate governance. He is seeking appointment of a receiver and the judicial dissolution of the Company.

         On May 29, 1998, the Company filed a motion to strike the complaint as legally insufficient. The Court has denied the Company's motion to strike. The Company filed a response to the complaint on or about August 21, 1998. The Court granted Plaintiffs' discovery motions on April 21, 1999. The court has not set a discovery closure at this time.

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

2.       Proposal - Election of Board of Directors

         The nominees for the Board of Directors were as follows: John Fife, David Fife, Lyle D. Hurd, Jr., Stuart B. Peterson and Gregory White. All of the nominees were elected to serve as directors of the Company.

Item 5.  Other Information.

         None


Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Utah Resources International, Inc.


Date:  May 12, 1999                             /s/ John Fife
                                     -------------------------------------------
                                     John Fife, President and CEO


Date:  May 12, 1999                             /s/ John Fife
                                     -------------------------------------------
                                     John Fife, Chief Financial Officer