Form 10QSB/A
period 1999-03-31
UTAH RESOURCES INTERNATIONAL INC
filed 1999-05-18
CIK 353793

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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


         On March 8, 1999, the Company held its Annual Meeting of shareholders. At the Annual Meeting, the shareholders, among other things voted in favor of a proposal to amend the Company's Articles of Incorporation to effect the reverse split of the Company's issued and outstanding, $.10 par value per share stock (the "Common Stock"), effective Tuesday, March 16, 1999 (the "Effective Date"), on the basis that each 1,000 shares of Common Stock then outstanding will be converted into one (1) share of common, $100.00 par value per share (the "New Stock"), with shareholders holding less than 1,000 shares of Common Stock or any increment thereof (after getting an option to purchase additional shares as needed to "round up" to the equivalent of 1,000 shares at a purchase price of $3.35 per share) being paid cash in exchange for the fractional shares at a price of $3.35 per share of each share outstanding prior to such reverse split (the "Reverse Split"). The Company is in the process of completing the Reverse Split and providing liquidity to fractional shareholders. The Company intends to file Form 15 during the second quarter of 1999, thereby ceasing its SEC reporting requirements. The Company believes that the Reverse Split will significantly reduce operating and administrative expenses that will be associated with no longer being an SEC reporting company.


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


         In January 1999 the defendants filed a motion for summary judgment on all of the claims made by Mr. Jones and MTC. That motion is pending. On April 1, 1999, the Court granted Mr. Jones and MTC leave to take limited discovery to respond to defendants' motion for summary judgment. Mr. Jones and MTC have been ordered by the Court to file their response to defendants' motion for summary judgment within fifteen days of completing the aforementioned limited discovery. Discovery is currently scheduled to close on May 24, 1999. Mr. Jones response to defendants' summary judgment motion is due June 7, 1999.


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

Item 2.  Changes in Securities.


         At the Company's Annual Meeting of shareholders, held on March 8, 1999, the shareholders voted in favor of a proposal to amend the Company's Articles of Incorporation to effect a reverse split of the Company's issued and outstanding, $.10 par value per share stock (the "Common Stock"), effective Tuesday, March 16, 1999 (the "Effective Date"), on the basis that each 1,000 shares of Common Stock then outstanding will be converted into one (1) share of common, $100.00 par value per share (the "New Stock"), with shareholders holding less than 1,000 shares of Common Stock or any increment thereof (after getting an option to purchase additional shares as needed to "round up" to the equivalent of 1,000 shares at a purchase price of $3.35 per share) being paid cash in exchange for the fractional shares at a price of $3.35 per share of each share outstanding prior to such reverse split (the "Reverse Split"). The Company is in the process of completing the Reverse Split and providing liquidity to fractional shareholders. The Company intends to file Form 15 during the second quarter of 1999, thereby ceasing its SEC reporting requirements.

         The Reverse Split and  subsequent  deregistration  of the Company under
the  Securities   Exchange  Act  of  1934  and   termination  of  SEC  reporting
requirements may affect the rights of the Company's shareholders. For example:

         1) Deregistration will eliminate the Company's obligation to provide detailed information to the Company's shareholders concerning the Company's principal shareholders, directors and executive officers, compensation paid to the Company's executives, audited financial statements and certain relationships between the Company's insiders and the Company, which under certain circumstances could better enable the Company's shareholders to assess the financial operations and policies of a corporation.

         2) There will likely be a loss of prestige that being a reporting company provides.

         3) The potential loss of ease of valuation of stock where there is active trading of such shares on an established securities exchange.

         4) There will likely be decreased liquidity to the remaining shareholders due to the fact that there is a less public market for the Company's stock.



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


         (a)   Exhibit 27 - Financial Data Schedule

         (b)   None

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